Form 10-Q
period 1995-06-30
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 1995-08-14
CIK 718943, 718944

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
         June 30, 1995                          2-92702-03 (1982-1)
                                                2-92702-04 (1982-2)


                    DYCO 1982 OIL AND GAS PROGRAMS
                      (TWO LIMITED PARTNERSHIPS)
        (Exact Name of Registrant as specified in its charter)


                                        41-1438430 (1982-1)
            Minnesota                   41-1438437 (1982-2)
(State or other jurisdiction        (I.R.S. Employer Identification
of incorporation or organization)             Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)



                         (918) 583-1791
              -------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X   No
                             ----      ----

                              PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)


                                          ASSETS

                                                        June 30,  December 31,
                                                         1995           1994
                                                      ----------- ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $  3,561      $ 16,790
             Accrued oil and gas sales, including
               $37,741 due from related parties
               (Note 2)                                  40,983        14,871
                                                       --------      --------
                Total current assets  . . . . . . .    $ 44,544      $ 31,661

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     227,277       256,428

          DEFERRED CHARGE . . . . . . . . . . . . .     102,269       102,269
                                                       --------      --------
                                                       $374,090      $390,358
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  8,234      $  7,137
                                                       --------      --------
                Total current liabilities . . . . .    $  8,234      $  7,137

          ACCRUED LIABILITY . . . . . . . . . . . .      78,902        78,902

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               100 units  . . . . . . . . . . . . .       2,869         3,043
             Limited Partners, issued and outstanding,
               10,000 units . . . . . . . . . . . .     284,085       301,276
                                                       --------      --------
                Total Partners' capital . . . . . .    $286,954      $304,319
                                                       --------      --------
                                                       $374,090      $390,358
                                                       ========      ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)



                                                           1995         1994
                                                         --------    ---------

          REVENUES:
             Oil and gas sales, including
               $58,406 and $72,511 of sales
               to related parties (Note 2)  . . . .      $69,390      $83,639
             Interest . . . . . . . . . . . . . . .           11        1,656
                                                         -------      -------
                                                         $69,401      $85,295
                                                         -------      -------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $24,950      $26,629
             Depreciation, depletion, and amortization
             of oil and gas properties . . . . . . .      15,186       24,479
             General and administrative (Note 2)  .       28,937       20,321
                                                         -------      -------
                                                         $69,073      $71,429
                                                         -------      -------

          NET INCOME  . . . . . . . . . . . . . . .      $   328      $13,866
                                                         =======      =======
          GENERAL PARTNER (1%) - net income . . . .      $     3      $   139
                                                         =======      =======
          LIMITED PARTNERS (99%) - net income   . .      $   325      $13,727
                                                         =======      =======
          NET INCOME PER UNIT . . . . . . . . . . .      $   -        $     1
                                                         =======      =======
          UNITS OUTSTANDING . . . . . . . . . . . .       10,100       10,100
                                                         =======      =======

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)



                                                          1995         1994
                                                        ---------   ----------

          REVENUES:
             Oil and gas sales, including
               $112,608 and $236,805 of sales
               to related parties (Note 2)  . . . .     $134,106     $250,933
             Interest . . . . . . . . . . . . . . .           80        2,530
                                                        --------     --------
                                                        $134,186     $253,463
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 61,159     $ 68,216
             Depreciation, depletion, and amortization
             of oil and gas properties . . . . . . .      29,151       61,616
             General and administrative (Note 2)  .       61,241       50,542
                                                        --------     --------
                                                        $151,551     $180,374
                                                        --------     --------

          NET (LOSS) INCOME . . . . . . . . . . . .    ($ 17,365)    $ 73,089
                                                        ========     ========
          GENERAL PARTNER (1%) - net (loss) income     ($    174)    $    731
                                                        ========     ========
          LIMITED PARTNERS (99%) - net (loss) income   ($ 17,191)    $ 72,358
                                                        ========     ========
          NET (LOSS) INCOME PER UNIT  . . . . . . .    ($      2)    $      7
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .       10,100       10,100
                                                        ========     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)



                                                          1995         1994
                                                        ---------   ----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net (loss) income  . . . . . . . . . .     ($17,365)    $ 73,089
             Adjustments to reconcile net (loss) income
               to net cash (used) provided by operating
               activities:
               Depreciation, depletion, and amortization
                of oil and gas properties  . . . . . .    29,151       61,616
               (Increase) decrease in accrued oil and
                gas sales . . . . . . . . . . . . .     ( 26,112)      15,751
               Increase in accounts payable . . . .        1,097        1,862
               Decrease in accounts payable - Related
               party      . . . . . . . . . . . . .         -       (  58,249)
                                                         -------     --------
                Net cash (used) provided by operating
                  activities  . . . . . . . . . . .     ($13,229)    $ 94,069
                                                         -------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .      $   -      ($     80)
             Retirements of oil and gas properties           -          1,182
                                                         -------     --------
                Net cash provided by investing
                  activities                             $   -       $  1,102
                                                         -------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .      $   -      ($202,000)
                                                         -------     --------

                Net cash used by financing activities    $   -      ($202,000)
                                                         -------     --------

          NET DECREASE IN CASH AND CASH EQUIVALENTS     ($13,229)   ($106,829)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
             PERIOD                                       16,790      173,091
                                                         -------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 3,561     $ 66,262
                                                         =======     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)


                                          ASSETS

                                                        June 30,  December 31,
                                                          1995        1994
                                                       ---------- ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $252,843      $ 59,881
             Accrued oil and gas sales, including
               $75,600 and $93,816 due from
               related parties (Note 2) . . . . . .      99,795       109,603
                                                       --------      --------
                Total current assets  . . . . . . .    $352,638      $169,484

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     378,404       461,002

          DEFERRED CHARGE . . . . . . . . . . . . .      35,910        35,910
                                                       --------      --------
                                                       $766,952      $666,396
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $ 29,619      $ 27,296
             Gas imbalance payable  . . . . . . . .      40,855        40,855
                                                       --------      --------
                Total current liabilities . . . . .    $ 70,474      $ 68,151

          ACCRUED LIABILITY . . . . . . . . . . . .      60,316        60,316

          CONTINGENCY (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               80 units . . . . . . . . . . . . . .       6,361         5,379
             Limited Partners, issued and outstanding,
               8,000 units  . . . . . . . . . . . .     629,801       532,550
                                                       --------      --------
                Total Partners' capital . . . . . .    $636,162      $537,929
                                                       --------      --------
                                                       $766,952      $666,396
                                                       ========      ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)



                                                          1995         1994
                                                        ---------    ---------

          REVENUES:
             Oil and gas sales, including
               $137,274 and $132,671 of sales
               to related parties (Note 2)  . . . .     $166,119     $196,313
             Interest . . . . . . . . . . . . . . .        2,525         1,251
                                                        --------     --------
                                                        $168,644     $197,564
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 37,239     $ 37,568
             Depreciation, depletion, and amortization
               of oil and gas properties   . . . . . .    46,049       68,289
             General and administrative (Note 2)  .       22,931       16,325
                                                        --------     --------
                                                        $106,219     $122,182
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $ 62,425     $ 75,382
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    624     $    754
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $ 61,801     $ 74,628
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $      8     $      9
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        8,080        8,080
                                                        ========     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)



                                                          1995         1994
                                                        ---------    ---------

          REVENUES:
             Oil and gas sales, including
               $262,901 and $341,521 of sales
               to related parties (Note 2)  . . . .     $313,215     $416,837
             Interest . . . . . . . . . . . . . . .        3,811        2,308
                                                        --------     --------
                                                        $317,026     $419,145
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 83,636     $ 98,014
             Depreciation, depletion, and amortization
               of oil and gas properties   . . . . . .    85,788      128,010
             General and administrative (Note 2)  .       49,369       40,291
                                                        --------     --------
                                                        $218,793     $266,315
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $ 98,233     $152,830
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    982     $  1,528
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $ 97,251     $151,302
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $     12     $     19
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        8,080        8,080
                                                        ========     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)



                                                          1995         1994
                                                       ----------   ----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .     $ 98,233     $152,830
             Adjustments to reconcile net income to net
               cash provided by operating activities:
               Depreciation, depletion, and amortization
                of oil and gas properties  . . . . . .    85,788      128,010
               Decrease in accrued oil and gas sales       9,808       22,211
               Increase in accounts payable . . . .        2,323       19,412
                                                        --------     --------
                Net cash provided by operating
                  activities                            $196,152     $322,463
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .    ($  3,190)   ($  5,311)
             Retirements of oil and gas properties           -         10,250
                                                        --------     --------
                Net cash (used) provided by investing
                  activities  . . . . . . . . . . .    ($  3,190)    $  4,939
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .     $    -      ($363,600)
                                                        --------     --------
                Net cash used by financing activities   $    -      ($363,600)
                                                        --------     --------

          NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS  . . . . . . . . . . . . .     $192,962    ($ 36,198)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
             PERIOD                                       59,881      135,828
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $252,843     $ 99,630
                                                        ========     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                  DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     JUNE 30, 1995
                                      (Unaudited)


          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of June 30, 1995, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995, results of operations for the three and six months ended June 30, 1995 and 1994 and changes in cash flows for the six months ended June 30, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

             The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

             OIL AND GAS PROPERTIES
             ----------------------

             Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

             The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the year by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.


          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the six months ended June 30, 1995 and 1994 the 1982-1 Program incurred such expenses totaling $61,241 and $50,542, respectively, of which $37,230 and $37,230 were paid to Dyco. During the six months ended June 30, 1995 and 1994 the 1982-2 Program incurred such expenses totaling $49,369 and $40,291, respectively, of which $29,220 and $29,220 were paid to Dyco.

             Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Programs sell gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the six months ended June 30, 1995 and 1994 these sales for the 1982-1 Program totaled $112,608 and $236,805, respectively. At June 30, 1995 accrued oil and gas sales for the 1982-1 Program included $37,741 due from Premier. During the six months ended June 30, 1995 and 1994 these sales for the 1982-2 Program totaled $262,901 and $341,521, respectively. At June 30, 1995 accrued oil and gas sales for the 1982-2 Program included $75,600 due from Premier.

          3. CONTINGENCY
             -----------

             On November 12, 1993, two individuals filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the 1982-2 Program's wells on an adjoining property. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. Dyco has filed an answer in the matter in which it asserted a defense of failure to state a claim. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.7 million in actual damages and approximately $2.7 million in punitive damages. The 1982-2 Program's share of such verdict is approximately $43,000 in actual damages and approximately $8,800 in punitive damages. Dyco is presently appealing the matter. Included in these financial statements as of June 30, 1995 is an accrual by the General Partner of $20,000 representing the 1982-2 Program's share of estimated ultimate damages resulting from the above mentioned contingency.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Net proceeds from the Programs' operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of the Programs' reserves which would result in a positive economic impact.

               The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Programs have no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

          RESULTS OF OPERATIONS
          ----------------------

               1982-1 PROGRAM

               THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                                 Three months ended June 30,
                                                 ---------------------------
                                                       1995     1994
                                                       ----     ----
                  Oil and gas sales                  $69,390  $83,639
                  Oil and gas production expenses    $24,950  $26,629
                  Barrels produced                       621      659
                  Mcf produced                        44,567   44,629
                  Average price/Bbl                  $ 17.69  $ 15.58
                  Average price/Mcf                  $  1.31  $  1.64

               As shown in the table above, oil and natural gas sales decreased 17.0% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease resulted primarily from the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30,
               1994. Volumes of oil and natural gas sold remained relatively constant for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Average natural gas prices decreased to $1.31 per Mcf for the three months ended June 30, 1995 from an average of $1.64 per Mcf for the three months ended June 30, 1994, while average oil prices increased to $17.69 per barrel for the three months ended June 30, 1995 from an average of

               $15.58 per barrel for the three months ended June 30, 1994.


               Oil and gas production expenses (including lease operating expenses and production taxes) decreased slightly by $1,679 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 36.0% for the three months ended June 30, 1995 compared to 31.8% for the three months ended June 30, 1994. This increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $9,293 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was primarily the result of an increase in the estimate of the 1982-1 Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense decreased to 21.9% for the three months ended June 30, 1995 from 29.3% for the three months ended June 30, 1994. This decrease resulted primarily from the dollar decrease in depreciation, depletion, and amortization expense as discussed above, partially offset by the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               General and administrative expenses increased by $8,616 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This dollar increase resulted from an increase in the 1982-1 Program's professional fees during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 41.7% for the three months ended June 30, 1995 from 24.3% for the three months ended June 30, 1994. This percentage increase was primarily a result of the dollar increase in general and administrative expenses as discussed above and the decrease in the average price of natural gas sold for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                                   Six months ended June 30,
                                                   -------------------------
                                                        1995      1994
                                                        ----      ----
                  Oil and gas sales                   $134,106  $250,933
                  Oil and gas production expenses     $ 61,159  $ 68,216
                  Barrels produced                       1,188     1,355
                  Mcf produced                          87,407   129,432
                  Average price/Bbl                   $  17.29  $  14.37
                  Average price/Mcf                   $   1.30  $   1.79

               As shown in the table above, oil and natural gas sales decreased 46.6% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted from the decrease in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Volumes of oil and natural gas sold decreased 167 barrels and 42,025 Mcf, respectively, for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The decrease in volumes of natural gas sold was primarily due to volume adjustments made by a third party operator on one well who used an incorrect ownership interest in distributing revenues to the 1982-1 Program after such well had reached payout. Average natural gas prices decreased to $1.30 per Mcf for the six months ended June 30, 1995 from an average of $1.79 per Mcf for the six months ended June 30, 1994, while average oil prices increased to $17.29 per barrel for the six months ended June 30, 1995 from an average of $14.37 per barrel for the six months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased by $7,057 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily due to the decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 45.6% for the six months ended June 30, 1995 from 27.2% for the six months ended June 30, 1994. This increase was primarily a result of the decrease in the volumes of natural gas sold associated with the payout adjustment as discussed above and the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $32,465 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily a result of the decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 and an increase in the estimate of the 1982-1 Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense decreased slightly to 21.7% for the six months ended June 30, 1995 from 24.6% for the six months ended June 30, 1994. This decrease resulted primarily from the dollar decrease in depreciation, depletion, and amortization expense related to the increase in the estimate of remaining reserves as discussed above, partially offset by the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               General and administrative expenses increased by $10,699 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase resulted from an increase in the 1982-1 Program's professional fees for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 45.7% for the six months ended June 30, 1995 from 20.1% for the six months ended June 30, 1994. This percentage increase was primarily a result of the dollar increase discussed above and the decrease in the average price of natural gas sold for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.


               1982-2 PROGRAM

               THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                               Three months ended June 30,
                                               ---------------------------
                                                     1995      1994
                                                     ----      ----
                  Oil and gas sales               $166,119  $196,313
                  Oil and gas production expenses $ 37,239  $ 37,568
                  Barrels produced                     350       472
                  Mcf produced                     120,031   123,263
                  Average price/Bbl               $  11.54  $  11.19
                  Average price/Mcf               $   1.35  $   1.55

               As shown in the table above, oil and natural gas sales decreased 15.4% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease resulted primarily from the decreases in the volume and average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Volumes of oil and natural gas sold
               decreased   slightly   by   122  barrels   and   3,232  Mcf,
               respectively, for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Average natural gas prices decreased to $1.35 per Mcf for the three months ended June 30, 1995 from an average of $1.55 per Mcf for the three months ended June 30, 1994, while the average price of oil sold increased to $11.54 per barrel for the three months ended June 30, 1995 from $11.19 per barrel for the three months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 22.4% for the three months ended June 30, 1995 from 19.1% for the three months ended June 30, 1994. The percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $22,240 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was primarily the result of an upward revision in the estimate of remaining natural gas reserves. As a percentage of oil and gas sales, this expense decreased to 27.7% for the three months ended June 30, 1995 from 34.8% for the three months ended June 30, 1994. This percentage decrease was due primarily to the dollar decrease in depreciation, depletion, and amortization expenses related to the upward revision in the estimate of remaining natural gas reserves as discussed above, partially offset by the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               General and administrative expenses increased by $6,606 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase resulted from an increase in the 1982-2 Program's professional fees for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 13.8% for the three months ended June 30, 1995 from 8.3% for the three months ended June 30, 1994. This increase was primarily the result of the dollar increase as discussed above and the decrease in the volumes and average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.

                                               Six months ended June 30,
                                               -------------------------
                                                    1995      1994
                                                    ----      ----
                  Oil and gas sales               $313,215  $416,837
                  Oil and gas production expenses $ 83,636  $ 98,014
                  Barrels produced                     432     1,358
                  Mcf produced                     238,204   234,701
                  Average price/Bbl               $  11.71  $  10.14
                  Average price/Mcf               $   1.29  $   1.72

               As shown in the table above, oil and natural gas sales decreased 24.9% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted primarily from the decrease in the average price of natural gas sold and the decrease in the volumes of oil sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Volumes of natural gas sold increased slightly by 3,503 Mcf, while volumes of oil sold decreased 926 barrels for the six months ended June 30, 1995 compared to the six months ended June 30, 1994. The decrease in volumes of oil sold was primarily a result of positive prior period volume adjustments from a purchaser on one well during the six months ended June 30, 1994. Average natural gas prices decreased to $1.29 per Mcf for the six months ended June 30, 1995 from averages of $1.72 per Mcf for the six months ended June 30, 1994, while the average price of oil sold increased to $11.71 per barrel for the six months ended June 30, 1995 from $10.14 per barrel for the six months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,378 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted primarily from the decrease in production taxes due primarily to the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 26.7% for the six months ended June 30, 1995 from 23.5% for the six months ended June 30, 1994. The percentage increase was primarily a result of the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $42,222 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily the result of an upward revision in the estimate of remaining natural gas reserves. As a percentage of oil and gas sales, this expense decreased to 27.4% for the six months ended June 30, 1995 from 30.7% for the six months ended June 30, 1994. This percentage decrease was due primarily to the dollar decrease in depreciation, depletion, and amortization expense as discussed above, partially offset by the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the three six months ended June 30, 1994.

               General and administrative expenses increased by $9,078 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase resulted from an increase in the 1982-2 Program's professional fees for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 15.8% for the six months ended June 30, 1995 from 9.7% for the six months ended June 30, 1994. This percentage increase was primarily the result of the dollar increase in general and administrative expenses as discussed above and the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

                             PART II:  OTHER INFORMATION

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K

                    None

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP

                                        (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner




     Date:     August 10, 1995     By:        /s/Dennis R. Neill
                                              -------------------------
                                               (Signature)
                                               Dennis R. Neill
                                               Senior Vice President



     Date:     August 10, 1995     By:        /s/Patrick M. Hall
                                              -------------------------
                                               (Signature)
                                               Patrick M. Hall
                                               Senior Vice President -
                                                    Controller
                                               Principal Accounting
                                                    Officer