Form 10-Q/A
period 1995-03-31
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 1995-08-24
CIK 718943, 718944

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                          AMENDMENT NO. 1 TO
                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended               Commission File Number
         March 31, 1995                    2-92702-03 (1982-1)
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



                       (918) 583-1791
            ---------------------------------------------------
            (Registrant's telephone number, including area code)


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
                                        (Unaudited)


                                          ASSETS

                                                       March 31,  December 31,
                                                         1995           1994
                                                      ------------------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $  4,979      $ 16,790
             Accrued oil and gas sales, including
               $29,470 due from related parties
               (Note 2) . . . . . . . . . . . . . .      36,007        14,871
                                                       --------      --------
                Total current assets  . . . . . . .    $ 40,986      $ 31,661

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     242,463       256,428

          DEFERRED CHARGE . . . . . . . . . . . . .     102,269       102,269
                                                       --------      --------
                                                       $385,718      $390,358
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  8,866      $  7,137
             Accounts payable - Related party . . .      11,324           -
                                                       --------      --------
                Total current liabilities . . . . .    $ 20,190      $  7,137

          ACCRUED LIABILITY . . . . . . . . . . . .      78,902        78,902

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               100 units  . . . . . . . . . . . . .       2,866         3,043
             Limited Partners, issued and outstanding,
               10,000 units . . . . . . . . . . . .     283,760       301,276
                                                       --------      --------
                Total Partners' capital . . . . . .    $286,626      $304,319
                                                       --------      --------
                                                       $385,718      $390,358
                                                       ========      ========


                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                          1995          1994
                                                        ---------     --------

          REVENUES:
             Oil and gas sales, including
               $54,202 and $164,294 of sales
               to related parties (Note 2)  . . . .     $ 64,716     $167,294
             Interest . . . . . . . . . . . . . . .           69          874
                                                        --------     --------
                                                        $ 64,785     $168,168
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 36,209     $ 41,587
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       13,965       37,137
             General and administrative (Note 2)  .       32,304       30,221
                                                        --------     --------
                                                        $ 82,478     $108,945
                                                        --------     --------
          NET (LOSS) INCOME . . . . . . . . . . . .    ($ 17,693)    $ 59,223
                                                        ========     ========
          GENERAL PARTNER (1%) - net (loss) income     ($    177)    $    592
                                                        ========     =======
          LIMITED PARTNERS (99%) - net (loss) income   ($ 17,516)    $ 58,631
                                                        ========     ========
          NET (LOSS) INCOME PER UNIT  . . . . . . .    ($      2)    $      6
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .       10,100       10,100
                                                        ========     ========

                     The accompanying condensed notes are an
                     integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                        ---------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net (loss) income  . . . . . . . . . .     ($17,693)    $ 59,223
             Adjustments to reconcile net (loss) income to
               net cash (used) provided by operating activities:
               Depreciation, depletion, and amortization
                of oil and gas properties . . . . .       13,965       37,137
               Increase in accrued oil and gas sales    ( 21,136)   (     444)
               Increase in accounts payable . . . .        1,729          959
               Increase (decrease) in accounts payable -
                related party . . . . . . . . . . .       11,324    (  58,249)
                                                         -------     --------

                Net cash (used) provided by operating
                  activities  . . . . . . . . . . .     ($11,811)    $ 38,626
                                                         -------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Retirements of oil and gas properties       $   -       $  1,230
                                                         -------     --------
                Net cash provided by investing
                                     activities          $   -       $  1,230
                                                         -------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:

                Net cash used by financing activities    $   -       $    -
                                                         -------     --------

          NET (DECREASE) INCREASE IN CASH AND CASH
             EQUIVALENTS  . . . . . . . . . . . . .     ($11,811)    $ 39,856

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
                                       PERIOD             16,790      173,091
                                                         -------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 4,979     $212,947
                                                         =======     ========

                     The accompanying condensed notes are an
                     integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)


                                          ASSETS

                                                       March 31,  December 31,
                                                          1995        1994
                                                      ----------  ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $162,826      $ 59,881
             Accrued oil and gas sales, including
               $79,768 and $93,816 due from
               related parties (Note 2) . . . . . .      80,303       109,603
                                                       --------      --------
                Total current assets  . . . . . . .    $243,129      $169,484

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     424,444       461,002

          DEFERRED CHARGE . . . . . . . . . . . . .      35,910        35,910
                                                       --------      --------
                                                       $703,483      $666,396
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $ 28,575      $ 27,296
             Gas imbalance payable  . . . . . . . .      40,855        40,855
                                                       --------      --------
                Total current liabilities . . . . .    $ 69,430      $ 68,151

          ACCRUED LIABILITY . . . . . . . . . . . .      60,316        60,316

          CONTINGENCY (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               80 units . . . . . . . . . . . . . .       5,737         5,379
             Limited Partners, issued and outstanding,
               8,000 units  . . . . . . . . . . . .     568,000       532,550
                                                       --------      --------
                Total Partners' capital . . . . . .    $573,737      $537,929
                                                       --------      --------
                                                       $703,483      $666,396
                                                       ========      ========

                    The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                        ---------    ---------
          REVENUES:
             Oil and gas sales, including
               $125,627 and $208,850 of sales
               to related parties (Note 2)  . . . .     $147,096     $220,524
             Interest . . . . . . . . . . . . . . .        1,286        1,057
                                                        --------     --------
                                                        $148,382     $221,581
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 46,397     $ 60,446
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       39,739       59,721
             General and administrative (Note 2)  .       26,438       23,966
                                                        --------     --------
                                                        $112,574     $144,133
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $ 35,808     $ 77,448
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    358     $    774
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $ 35,450     $ 76,674
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $      4     $     10
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        8,080        8,080
                                                        ========     ========

                    The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                        ---------   ----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .     $ 35,808     $ 77,448
             Adjustments to reconcile net income to net
               cash provided by operating activities:
               Depreciation, depletion, and amortization
                of oil and gas properties . . . . .       39,739       59,721
               Decrease in accrued oil and gas sales      29,300        5,610
               Increase in accounts payable . . . .        1,279       20,011
                                                        --------     --------
                Net cash provided by operating
                                  activities            $106,126     $162,790
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .    ($  3,181)   ($  5,250)
             Retirements of oil and gas properties           -         10,250
                                                        --------     --------
                Net cash (used) provided by investing
                  activities  . . . . . . . . . . .    ($  3,181)    $  5,000
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .     $    -      ($161,600)
                                                        --------     --------

                Net cash used by financing activities   $    -      ($161,600)
                                                        --------     --------

          NET INCREASE IN CASH AND CASH EQUIVALENTS     $102,945     $  6,190

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
                                       PERIOD             59,881      135,828
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $162,826     $142,018
                                                        ========     ========

                    The accompanying condensed notes are an
                    integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                  DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     MARCH 31, 1995
                                      (Unaudited)

          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of March 31, 1995, statements of operations for the three months ended March 31, 1995 and 1994, and statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995, and results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1995 and 1994 the 1982-1 Program incurred such expenses totaling $32,304 and $30,221, respectively, of which $18,615 and $18,615 were paid to Dyco. During the three months ended March 31, 1995 and 1994 the 1982-2 Program incurred such expenses totaling $26,438 and $23,966, respectively, of which $14,610 and $14,610 were paid to Dyco.

             Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Programs sell gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended March 31, 1995 and 1994 these sales for the 1982-1 Program totaled $54,202 and $164,294, respectively. At March 31, 1995 accrued oil and gas sales for the 1982-1 Program included $29,470 due from Premier. During the three months ended March 31, 1995 and 1994 these sales for the 1982-2 Program totaled $125,627 and $208,850, respectively. At March 31, 1995 accrued oil and gas sales for the 1982-2 Program included $79,768 due from Premier.

          3. CONTINGENCY
             -----------

             On November 12, 1993, two individuals filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the 1982-2 Program's wells on an adjoining property. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. Dyco has filed an answer in the matter in which it asserted a defense of failure to state a claim. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.7 million in actual damages and approximately $2.7 million in punitive damages. The 1982-2 Program's share of such verdict is approximately $43,000 in actual damages and approximately $8,800 in punitive damages. Dyco is presently appealing the matter. Included in these financial statements as of March 31, 1995 is an accrual by the General Partner of $20,000 representing the 1982-2 Program's share of estimated ultimate damages resulting from the above mentioned contingency.

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

          RESULTS OF OPERATIONS
          ---------------------

               1982-1 PROGRAM

               THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.
                                                Three Months ended March 31,
                                                ----------------------------
                                                     1995          1994
                                                     ----          ----
                  Oil and gas sales                $64,716       $167,294
                  Oil and gas production expenses  $36,209       $ 41,587
                  Barrels produced                     567            696
                  Mcf produced                      42,840         84,803
                  Average price/Bbl                $ 16.85       $  13.22
                  Average price/Mcf                $  1.29       $   1.86

               As shown in the table, oil and natural gas sales decreased 61.3% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was due to decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 129 barrels and 41,963 Mcf, respectively, for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. The decrease in volumes of natural gas sold was primarily due to volume adjustments made by a third party operator on one well who used an incorrect ownership interest in distributing revenues to the 1982-1 Program after such well had reached payout. Average natural gas prices decreased to $1.29 per Mcf for the three months ended

               March 31, 1995 from $1.86 per Mcf for the three months ended March 31, 1994, while average oil prices increased to $16.85 per barrel for the three months ended March 31, 1995 from $13.22 per barrel for the three months ended March 31, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,378 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was primarily due to lower production taxes resulting from the decreases in the volumes of oil and natural gas sold and the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This dollar decrease was partially offset by workover charges on two wells to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 56.0% for the three months ended March 31, 1995 compared to 24.9% for the three months ended March 31, 1994. This increase is primarily a result of the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $23,172 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was primarily a result of the decreases in the volumes of oil and natural gas sold and an increase in the estimate of the 1982-1 Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense remained relatively constant at 21.6% for the three months ended March 31, 1995 compared to 22.2% for the three months ended March 31, 1994.

               General and administrative expenses increased by $2,083 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This dollar increase resulted from an increase in the 1982-1 Program's professional fees during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 49.9% for the three months ended March 31, 1995 from 18.1% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decreases in the volumes of oil and natural gas sold and the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               1982-2 PROGRAM

               THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                                Three Months ended March 31,
                                                ----------------------------
                                                     1995            1994
                                                     ----         -----
                  Oil and gas sales                $147,096      $220,524
                  Oil and gas production expenses  $ 46,397      $ 60,446
                  Barrels produced                       82           886
                  Mcf produced                      118,173       111,438
                  Average price/Bbl                $  12.41      $   9.58
                  Average price/Mcf                $   1.24      $   1.90

               As shown in the above table, oil and natural gas sales decreased 33.3% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was due to decreases in the average price of natural gas sold and volumes of oil sold, partially offset by increases in the volumes of natural gas sold and average price of oil sold. Volumes of natural gas sold increased 6,735 Mcf, while volumes of oil sold decreased 804 barrels for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. The decrease in the volumes of oil sold was primarily a result of positive prior period volume adjustments from a purchaser on one well during the three months ended March 31, 1994. Average natural gas prices decreased to $1.24 per Mcf for the three months ended March 31, 1995 from $1.90 per Mcf for the three months ended March 31, 1994, while average oil prices increased to $12.41 per barrel for the three months ended March 31, 1995 from $9.58 per barrel for the three months ended March 31, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,049 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease resulted primarily from the accrual for certain litigation costs in 1994, partially offset by an increase in the general repair and maintenance expenses by the 1982-2 Program during 1995. As a percentage of oil and gas sales, these expenses increased to 31.5% for the three months ended March 31, 1995 from 27.4% for the three months ended March 31, 1994. The percentage increase was primarily a result of a decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $19,982 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was primarily the result of an upward revision in the estimate of remaining oil and natural gas reserves. As a percentage of oil and gas sales, this expense remained relatively constant at 27.0% for the three months ended march 31, 1995 compared to 27.1% for the three months ended March 31, 1994. This expense stated as a percentage of oil and gas sales remained relatively constant due to the offsetting effects of the dollar decrease as discussed above and the increases in the average price of oil and volumes of natural gas sold.

               General and administrative expenses increased by $2,472 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 18.0% for the three months ended March 31, 1995 from 10.9% for the three months ended March 31, 1994. This increase was primarily the result of the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

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


                        DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP

                                        (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner




 Date:     August 24, 1995          By:        /s/Dennis  R. Neill
                                               -------------------------
                                               (Signature)
                                               Dennis R. Neill
                                               Senior Vice President



 Date:     August 24, 1995         By:        /s/Patrick M. Hall
                                             ------------------------------
                                             (Signature)
                                             Patrick M. Hall
                                             Senior   Vice   President    -
                                                 Controller
                                             Principal Accounting Officer