Form 10-Q
period 1995-09-30
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 1995-11-13
CIK 718943, 718944

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
       September 30, 1995                       2-92702-03 (1982-1)
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
                              (Unaudited)


                                ASSETS

                                          September 30, December 31,
                                              1995            1994
                                          ------------- ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $ 13,891      $ 16,790
   Accrued oil and gas sales, including
     $33,842 due from related parties
     (Note 2)                                  36,647        14,871
                                             --------      --------
      Total current assets  . . . . . . .    $ 50,538      $ 31,661

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     213,428       256,428

DEFERRED CHARGE . . . . . . . . . . . . .     102,269       102,269
                                             --------      --------
                                             $366,235      $390,358
                                             ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $  7,245      $  7,137
                                             --------      --------
      Total current liabilities . . . . .    $  7,245      $  7,137

ACCRUED LIABILITY . . . . . . . . . . . .      78,902        78,902

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     100 units  . . . . . . . . . . . . .       2,801         3,043
   Limited Partners, issued and outstanding,
     10,000 units . . . . . . . . . . . .     277,287       301,276
                                             --------      --------
      Total Partners' capital . . . . . .    $280,088      $304,319
                                             --------      --------
                                             $366,235      $390,358
                                             ========      ========


                  The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                 1995         1994
                                               --------    ---------

REVENUES:
   Oil and gas sales, including
     $54,290 and $80,621 of sales
     to related parties (Note 2)  . . . .      $61,570     $145,294
   Interest . . . . . . . . . . . . . . .            3          648
                                               -------     --------
                                               $61,573     $145,942
                                               -------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .      $32,903     $ 25,454
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .       13,911       27,020
   General and administrative (Note 2)  .       21,625       18,770
                                               -------     --------
                                               $68,439     $ 71,244
                                               -------     --------

NET (LOSS) INCOME . . . . . . . . . . . .     ($ 6,866)    $ 74,698
                                               =======     ========
GENERAL PARTNER (1%) - net (loss) income      ($    68)    $    747
                                               =======     ========
LIMITED PARTNERS (99%) - net (loss) income    ($ 6,798)    $ 73,951
                                               =======     ========
NET (LOSS) INCOME PER UNIT  . . . . . . .     ($     1)    $      8
                                               =======     ========
UNITS OUTSTANDING . . . . . . . . . . . .       10,100       10,100
                                               =======     ========

                      The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                1995         1994
                                              ---------   ----------

REVENUES:
   Oil and gas sales, including
     $166,898 and $317,426 of sales
     to related parties (Note 2)  . . . .     $195,676     $396,227
   Interest . . . . . . . . . . . . . . .           83        3,178
                                              --------     --------
                                              $195,759     $399,405
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 94,062     $ 93,670
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .       43,062       88,636
   General and administrative (Note 2)  .       82,866       69,312
                                              --------     --------
                                              $219,990     $251,618
                                              --------     --------

NET (LOSS) INCOME . . . . . . . . . . . .    ($ 24,231)    $147,787
                                              ========     ========
GENERAL PARTNER (1%) - net (loss) income     ($    242)    $  1,478
                                              ========     ========
LIMITED PARTNERS (99%) - net (loss) income   ($ 23,989)    $146,309
                                              ========     ========
NET (LOSS) INCOME PER UNIT  . . . . . . .    ($      2)    $     15
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .       10,100       10,100
                                              ========     ========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                1995         1994
                                              ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income  . . . . . . . . . .     ($24,231)    $147,787
   Adjustments to reconcile net (loss)
    income to net cash (used) provided by
    operating activities:
     Depreciation, depletion, and amortization
      of oil and gas properties . . . . .       43,062       88,636
     Increase in accrued oil and gas sales    ( 21,776)   (  18,741)
     Increase in accounts payable . . . .          108           34
     Decrease in related party payable  .          -      (  58,249)
     Decrease in gas imbalance payable  .          -      (  74,559)
                                               -------     --------
      Net cash (used) provided by operating
        activities  . . . . . . . . . . .     ($ 2,837)    $ 84,908
                                               -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .     ($    62)   ($    766)
   Retirements of oil and gas properties           -         10,289
                                               -------     --------
      Net cash (used) provided by investing
        activities  . . . . . . . . . . .     ($    62)    $  9,523
                                               -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .      $   -      ($202,000)
                                               -------     --------

      Net cash used by financing activities    $   -      ($202,000)
                                               -------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS     ($ 2,899)   ($107,569)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . . .       16,790      173,091
                                               -------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . . .      $13,891     $ 65,522
                                               =======     ========


                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                          September 30, December 31,
                                              1995          1994
                                           ------------ ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $ 67,391      $ 59,881
   Accrued oil and gas sales, including
     $54,484 and $93,816 due from
     related parties (Note 2) . . . . . .      92,023       109,603
                                             --------      --------
      Total current assets  . . . . . . .    $159,414      $169,484

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     347,829       461,002

DEFERRED CHARGE . . . . . . . . . . . . .      35,910        35,910
                                             --------      --------
                                             $543,153      $666,396
                                             ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $ 28,015      $ 27,296
   Gas imbalance payable  . . . . . . . .      40,855        40,855
                                             --------      --------
      Total current liabilities . . . . .    $ 68,870      $ 68,151

ACCRUED LIABILITY . . . . . . . . . . . .      60,316        60,316

CONTINGENCY (Note 3)

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     80 units . . . . . . . . . . . . . .       4,139         5,379
   Limited Partners, issued and outstanding,
     8,000 units  . . . . . . . . . . . .     409,828       532,550
                                             --------      --------
      Total Partners' capital . . . . . .    $413,967      $537,929
                                             --------      --------
                                             $543,153      $666,396
                                             ========      ========


                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                1995         1994
                                              ---------    ---------

REVENUES:
   Oil and gas sales, including
     $68,403 and $128,807 of sales
     to related parties (Note 2)  . . . .     $101,390     $145,039
   Interest . . . . . . . . . . . . . . .        2,683         1,160
                                              --------     --------
                                              $104,073     $146,199
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 36,186     $ 55,386
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .       30,632       22,355
   General and administrative (Note 2)  .       17,050       15,870
                                              --------     --------
                                              $ 83,868     $ 93,611
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $ 20,205     $ 52,588
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $    202     $    526
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $ 20,003     $ 52,062
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $      3     $      7
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        8,080        8,080
                                              ========     ========

                      The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                1995         1994
                                              ---------    ---------

REVENUES:
   Oil and gas sales, including
     $331,304 and $470,328 of sales
     to related parties (Note 2)  . . . .     $414,605     $561,876
   Interest . . . . . . . . . . . . . . .        6,494         3,468
                                              --------     --------
                                              $421,099     $565,344
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $119,822     $153,400
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .      116,420      150,365
   General and administrative (Note 2)  .       66,419       56,161
                                              --------     --------
                                              $302,661     $359,926
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $118,438     $205,418
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $  1,184     $  2,054
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $117,254     $203,364
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $     15     $     25
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        8,080        8,080
                                              ========     ========


                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                1995         1994
                                             ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . .     $118,438     $205,418
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation, depletion, and amortization
      of oil and gas properties . . . . .      116,420      150,365
     Decrease in accrued oil and gas sales      17,580       13,832
     Increase in accounts payable . . . .          719       21,475
     Decrease in gas imbalance payable  .          -      (   2,203)
                                              --------     --------
      Net cash provided by operating
        activities  . . . . . . . . . . .     $253,157     $388,887
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .    ($  3,247)    $    -
   Retirements of oil and gas properties           -         11,968
                                              --------     --------
      Net cash (used) provided by investing
        activities  . . . . . . . . . . .    ($  3,247)    $ 11,968
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .    ($242,400)   ($363,600)
                                              --------     --------
      Net cash used by financing
        activities  . . . . . . . . . . .    ($242,400)   ($363,600)
                                              --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS     $  7,510     $ 37,255

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . . .       59,881      135,828
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . . .     $ 67,391     $173,083
                                              ========     ========


                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995
                              (Unaudited)


1. ACCOUNTING POLICIES
   -------------------

   The balance sheets as of September 30, 1995, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995, results of operations for the three and nine months ended September 30, 1995 and 1994 and changes in cash flows for the nine months ended September 30, 1995 and 1994 have been made.

   Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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


2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1995 and 1994, the 1982-1 Program incurred such expenses totaling $21,625 and $18,770, respectively, of which $18,615 and $18,615 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 the 1982-1 Program incurred such expenses totaling $82,866 and $69,312, respectively, of which $55,845 and $55,845 were paid to Dyco. During the three months ended September 30, 1995 and 1994, the 1982-2 Program incurred such expenses totaling $17,050 and $15,870, respectively, of which $14,610 and $14,610 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 the 1982-2 Program incurred such expenses totaling $66,419 and $56,161, respectively, of which $43,830 and $43,830 were paid to Dyco.

   Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

   The Programs sell gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended September 30, 1995 and 1994 these sales for the 1982-1 Program totaled $54,290 and $80,621, respectively. During the nine months ended September 30, 1995 and 1994 these sales for the 1982-1 Program totaled $166,898 and $317,426, respectively. At September 30, 1995 accrued oil and gas sales for the 1982-1 Program included $33,842 due from Premier. During the three months ended September 30, 1995 and 1994 these sales for the 1982-2 Program totaled $68,403 and $128,807, respectively. During the nine months ended September 30, 1995 and 1994 these sales for the 1982-2 Program totaled $331,304 and $470,328, respectively. At September 30, 1995 accrued oil and gas sales for the 1982-2 Program included $54,484 due from Premier.

3. CONTINGENCY
   -----------

   On November 12, 1992, two individuals filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the 1982-2 Program's wells on an adjoining property. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. Dyco has filed an answer in the matter in which it asserted a defense of failure to state a claim. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.7 million in actual damages and approximately $2.7 million in punitive damages. The 1982-2 Program's share of such verdict is approximately $43,000 in actual damages and approximately $8,800 in punitive damages. Dyco is presently appealing the matter. Included in these financial statements as of September 30, 1995 is an accrual by the General Partner of $20,000 representing the 1982-2 Program's share of estimated ultimate damages resulting from the above mentioned contingency.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net proceeds from the Programs' operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of the Programs' reserves which would result in a
     positive  economic  impact.   Over  the last  several  years, the
     domestic energy industry and the Programs have contended with volatile, but generally low, oil and gas prices. Over the past few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years.

     The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Programs have no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.


RESULTS OF OPERATIONS
----------------------

     1982-1 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                    Three months ended September 30,
                                    --------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales             $61,570        $145,294
        Oil and gas production
          expenses                    $32,903        $ 25,454
        Barrels produced                  540             644
        Mcf produced                   44,009          71,513
        Average price/Bbl             $ 16.32        $  15.15
        Average price/Mcf             $  1.20        $   1.90

     As shown in the above table, oil and natural gas sales decreased 57.6% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease was due to the decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Volumes of oil and natural gas sold decreased 104 barrels and 27,504 Mcf, respectively, for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. The decrease in the volumes of natural gas sold resulted primarily from gas balancing adjustments on several wells during the three months ended September 30, 1994. Average natural gas prices decreased to $1.20 per Mcf for the three months ended September 30, 1995 from $1.90 per Mcf for the three months ended September 30, 1994, while average oil prices increased to $16.32 per barrel for the three months ended September 30, 1995 from $15.15 per barrel for the three months ended September 30, 1994.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) increased $7,449 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. The increase resulted primarily from workover charges on one of the 1982-1 Program's wells during the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses increased to 53.4% for the three months ended September 30, 1995 as compared to 17.5% for the three months ended September 30, 1994. This increase was primarily a result of the dollar increase in oil and gas production expenses as discussed above and the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $13,109 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease was primarily the result of the decrease in the volumes of oil and natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 and an increase in the estimate of the 1982-1 Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense increased to 22.6% for the three months ended September 30, 1995 from 18.6% for the three months ended September 30, 1994. This increase resulted primarily from the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     General and administrative expenses increased $2,855 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase resulted primarily from an increase in the 1982-1 Program's professional fees during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 35.1% for the three months ended September 30, 1995 from 12.9% for the three months ended September 30, 1994. This percentage increase was primarily a result of the dollar increase in general and administrative expenses as discussed above and the decreases in the volumes and average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                 Nine months ended September 30,
                                 -------------------------------
                                       1995            1994
                                       ----            ----
        Oil and gas sales           $195,676         $396,227
        Oil and gas production
         expenses                   $ 94,062         $ 93,670
        Barrels produced               1,728            1,999
        Mcf produced                 131,416          200,945
        Average price/Bbl           $  16.99         $  14.62
        Average price/Mcf           $   1.27         $   1.83

     As shown in the table, oil and natural gas sales decreased 50.6% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease was primarily due to a decrease in the average price of natural gas sold and decreases in the volumes of oil and natural gas sold for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of oil and natural gas sold decreased 271 barrels and 69,529 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The decrease in the volumes of natural gas sold was primarily due to gas balancing adjustments on several wells during the nine months ended September 30, 1994 and volume adjustments during the nine months ended September 30, 1994 made by a third party operator on one well who used an incorrect ownership interest in distributing revenues to the 1982-1 Program after such well had reached payout. Average natural gas prices decreased to $1.27 per Mcf for the nine months ended September 30, 1995 from $1.83 per Mcf for the nine months ended September 30, 1994, while average oil prices increased to $16.99 per barrel for the nine months ended September 30, 1995 from an average of $14.62 per barrel for the nine months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 48.1% for the nine months ended September 30, 1995 compared to 23.6% for the nine months ended September 30, 1994. This increase was primarily a result of the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     Depreciation,  depletion,   and  amortization  of   oil  and  gas
     properties decreased $45,574 for  the nine months ended September

     30, 1995 as compared to the nine months ended September 30, 1994. This decrease was primarily a result of the decrease in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 and an increase in the estimate of the 1982-1 Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense remained relatively constant at 22.0% for the nine months ended September 30, 1995 compared to 22.4% for the nine months ended September 30, 1994.

     General and administrative expenses increased by $13,554 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase resulted primarily from an increase in the 1982-1 Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 42.3% for the nine months ended September 30, 1995 from 17.5% for the nine months ended September 30, 1994. This percentage increase was primarily a result of the dollar increase in general and administrative expenses as discussed above, and the decreases in the volumes and average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     1982-2 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                  Three months ended September 30,
                                 --------------------------------------
                                       1995            1994
                                       ----            ----
        Oil and gas sales           $101,390         $145,039
        Oil and gas production
         expenses                   $ 36,186         $ 55,386
        Barrels produced                  77              307
        Mcf produced                  93,164           98,561
        Average price/Bbl           $  16.40         $  14.39
        Average price/Mcf           $   1.07         $   1.43

     As shown in the table above, oil and natural gas sales decreased 30.1% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease was primarily due to decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Volumes of oil and natural gas sold decreased by 230 barrels and 5,397 Mcf, respectively, for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Average natural gas prices decreased to $1.07 per Mcf for the three months ended September 30, 1995 from $1.43 per Mcf for the three months ended September 30, 1994, while the average price of oil sold increased to $16.40 per barrel for the three months ended September 30, 1995 from $14.39 per barrel for the three months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $19,200 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. The decrease resulted primarily from workovers on several wells to improve the recovery of reserves and costs associated with plugging an abandoned well during the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses decreased to 35.7% for the three months ended September 30, 1995 from 38.2% for the three months ended September 30, 1994. The percentage decrease was primarily a result of the dollar decrease in oil and gas production expenses as discussed above, partially offset by the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased $8,277 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase was primarily due to a decrease in the valuation of the 1982-2 Program's remaining natural gas reserves used in the calculation of depreciation, depletion, and amortization for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 30.2% for the three months ended September 30, 1995 from 15.4% for the three months ended September 30, 1994. This percentage increase resulted primarily from the dollar increase in depreciation, depletion, and amortization expense as discussed above and the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     General and administrative expenses increased $1,180 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase resulted primarily from an increase in the 1982-2 Program's professional fees during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 16.8% for the three months ended September 30, 1995 from 10.9% for the three months ended September 30, 1994. This increase was primarily the result of the decrease in the volumes and average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE
     MONTHS ENDED SEPTEMBER 30, 1994.

                                    Nine months ended September 30,
                                    -------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales             $414,605       $561,876
        Oil and gas production
         expenses                     $119,822       $153,400
        Barrels produced                   509          1,665
        Mcf produced                   331,368        333,262
        Average price/Bbl             $  12.42       $  10.92
        Average price/Mcf             $   1.23       $   1.63

     As shown in the table, oil and natural gas sales decreased 26.2% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease was primarily due to a decrease in the average price of natural gas sold and decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of oil and natural gas sold decreased 1,156 barrels and 1,894 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The decrease in the volumes of oil sold resulted from positive prior period volume adjustments from a purchaser on one of the 1982-2 Program's wells during the nine months ended September 30, 1994. Average natural gas prices decreased to $1.23 per Mcf for the nine months ended September 30, 1995 from an average of $1.63 per Mcf for the nine months ended September 30, 1994, while the average price of oil sold increased to $12.42 per barrel for the nine months ended September 30, 1995 from $10.92 per barrel for the nine months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $33,578 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease resulted primarily from
     (i) the accrual for certain litigation costs in 1994, (ii) workovers on several wells to improve the recovery of reserves during the nine months ended September 30, 1994 and (iii) costs associated with plugging an abandoned well during the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 28.9% for the nine months ended September 30, 1995 compared to 27.3% for the nine months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $33,945 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease was primarily the result of an upward revision in the estimate of remaining oil and natural gas reserves for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, this expense remained relatively constant at 28.1% for the nine months ended September 30, 1995 compared to 26.8% for the nine months ended September 30, 1994.

     General and administrative expenses increased $10,258 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase resulted from an increase in the 1982-2 Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 16.0% for the nine months ended September 30, 1995 from 10.0% for the nine months ended September 30, 1994. This increase was primarily the result of the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

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


                    DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP

                              (Registrant)

                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:   November 13, 1995     By:      /s/Dennis R. Neill
                                   --------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   Senior Vice President



Date:   November 13, 1995     By:       /s/Patrick M. Hall
                                   ------------------------------
                                   (Signature)
                                   Patrick M. Hall
                                   Senior Vice President - Controller
                                   Principal Accounting Officer