Form 10-Q
period 1996-03-31
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 1996-05-02
CIK 718943, 718944

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
       March 31, 1996                     2-92702-03 (1982-1)
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
                              (Unaudited)


                                ASSETS

                                             March 31,  December 31,
                                               1996           1995
                                            ----------- ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .     $ 41,772     $ 29,087
   Accrued oil and gas sales, including
     $33,654 due from related parties
     in 1995 (Note 2) . . . . . . . . . .       48,843       46,151
                                              --------     --------
      Total current assets  . . . . . . .     $ 90,615     $ 75,238

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .      204,455      216,077

DEFERRED CHARGE . . . . . . . . . . . . .       59,970       59,970
                                              --------     --------
                                              $355,040     $351,285
                                              ========     ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .     $  6,766     $  6,648
                                              --------     --------
      Total current liabilities . . . . .     $  6,766     $  6,648

ACCRUED LIABILITY . . . . . . . . . . . .       55,380       55,380

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     100 units  . . . . . . . . . . . . .        2,928        2,892
   Limited Partners, issued and outstanding,
     10,000 units . . . . . . . . . . . .      289,966      286,365
                                              --------     --------
      Total Partners' capital . . . . . .     $292,894     $289,257
                                              --------     --------
                                              $355,040     $351,285
                                              ========     ========


                      The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)



                                                 1996         1995
                                               --------    ---------

REVENUES:
   Oil and gas sales, including
     $54,202 of sales to related
     parties in 1995 (Note 2) . . . . . .      $75,554      $64,716
   Interest . . . . . . . . . . . . . . .          242           69
                                               -------      -------
                                               $75,796      $64,785
                                               -------      -------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .      $28,112      $36,209
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .    11,639       13,965
   General and administrative (Note 2)  .       32,408       32,304
                                               -------      -------
                                               $72,159      $82,478
                                               -------      -------

NET INCOME (LOSS) . . . . . . . . . . . .      $ 3,637     ($17,693)
                                               =======      =======
GENERAL PARTNER (1%) - net income (loss)       $    36     ($   177)
                                               =======      =======
LIMITED PARTNERS (99%) - net income (loss)     $ 3,601     ($17,516)
                                               =======      =======
NET INCOME (LOSS) PER UNIT  . . . . . . .      $   .36     ($     2)
                                               =======      =======
UNITS OUTSTANDING . . . . . . . . . . . .       10,100       10,100
                                               =======      =======


                    The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)



                                                1996         1995
                                              ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)  . . . . . . . . . .      $ 3,637     ($17,693)
   Adjustments to reconcile net income (loss)
     to net cash provided (used) by operating
    activities:
     Depreciation, depletion, and amortization
      of oil and gas properties . . . . .       11,639       13,965
     Increase in accrued oil and gas sales    (  2,692)    ( 21,136)
     Increase in accounts payable . . . .          118        1,729
     Increase in related party payable  .          -         11,324
                                               -------      -------
      Net cash provided (used) by operating
        activities  . . . . . . . . . . .      $12,702     ($11,811)
                                               -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .     ($    17)     $   -
                                               -------      -------
      Net cash used by investing activities   ($    17)     $   -
                                               -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net cash used by financing activities    $   -        $   -
                                               -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .      $12,685     ($11,811)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD  . . . . . . . . . . . . . . . . .       29,087       16,790
                                               -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $41,772      $ 4,979
                                               =======      =======


                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                             March 31,  December 31,
                                               1996         1995
                                            ----------- ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .     $245,243     $160,547
   Accrued oil and gas sales, including
     $78,204 due from related parties
     in 1995 (Note 2) . . . . . . . . . .       96,840       90,919
                                              --------     --------
      Total current assets  . . . . . . .     $342,083     $251,466

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .      310,437      340,653

DEFERRED CHARGE . . . . . . . . . . . . .       24,820       24,820
                                              --------     --------
                                              $677,340     $616,939
                                              ========     ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .     $ 27,930     $ 27,055
   Gas imbalance payable  . . . . . . . .        8,822        8,822
                                              --------     --------
      Total current liabilities . . . . .     $ 36,752     $ 35,877

ACCRUED LIABILITY . . . . . . . . . . . .       67,850       67,850

CONTINGENCY (Note 3)

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     80 units . . . . . . . . . . . . . .        5,727        5,132
   Limited Partners, issued and outstanding,
     8,000 units  . . . . . . . . . . . .      567,011      508,080
                                              --------     --------
      Total Partners' capital . . . . . .     $572,738     $513,212
                                              --------     --------
                                              $677,340     $616,939
                                              ========     ========


                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)



                                                1996         1995
                                              ---------    ---------

REVENUES:
   Oil and gas sales, including
     $125,627 of sales to related
     parties in 1995 (Note 2) . . . . . .     $162,435     $147,096
   Interest . . . . . . . . . . . . . . .        1,784        1,286
                                              --------     --------
                                              $164,219     $148,382
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 48,724     $ 46,397
   Depreciation, depletion, and amortization
     of oil and gas properties   . . . . .      30,216       39,739
   Valuation allowance  . . . . . . . . .          -         14,169
   General and administrative (Note 2)  .       25,753       26,438
                                              --------     --------
                                              $104,693     $126,743
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $ 59,526     $ 21,639
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $    595     $    216
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $ 58,931     $ 21,423
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $      7     $      3
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        8,080        8,080
                                              ========     ========


                   The accompanying condensed notes are an
                 integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)



                                                1996         1995
                                             ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . .     $ 59,526     $ 21,639
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Depreciation, depletion, and amortization
       of oil and gas properties  . . . .       30,216       39,739
     Valuation allowance  . . . . . . . .          -         14,169
     (Increase) decrease in accrued oil and
      gas sales . . . . . . . . . . . . .    (   5,921)      29,300
     Increase in accounts payable . . . .          875        1,279
                                              --------     --------
      Net cash provided by operating
      activities  . . . . . . . . . . . .     $ 84,696     $106,126
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .     $    -      ($  3,181)
                                              --------     --------
      Net cash used by investing activities   $    -      ($  3,181)
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net cash used by financing activities   $    -       $    -
                                              --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS     $ 84,696     $102,945

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD  . . . . . . . . . . . . . . . . .      160,547       59,881
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $245,243     $162,826
                                              ========     ========


                      The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (Unaudited)


1. ACCOUNTING POLICIES
   -------------------

   The balance sheets as of March 31, 1996, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the
   "1982-2  Program", as  the  case  may  be,  or,  collectively,  the
   "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996, results of operations for the three months ended March 31, 1996 and 1995 and changes in cash flows for the three months ended March 31, 1996 and 1995 have been made.

   Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

   The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

   OIL AND GAS PROPERTIES
   ----------------------

   Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. At March 31, 1995 the unamortized cost of oil and gas properties exceeded the full cost ceiling by $14,169. This excess was charged to expense during the three months ended March 31, 1995. No such valuation allowance was incurred during the three months ended March 31, 1996. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1996 and 1995, the 1982-1 Program incurred such expenses totaling $32,408 and $32,304, respectively, of which $18,615 and $18,615 were paid to Dyco. During the three months ended March 31, 1996 and 1995, the 1982-2 Program incurred such expenses totaling $25,753 and $26,438, respectively, of which $14,610 and $14,610 were paid to Dyco.

   Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

   The Programs sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Programs until December 6, 1995. During the three months ended March 31, 1995 these sales for the 1982-1 Program totaled $54,202. At December 31, 1995, accrued oil and gas sales for the 1982-1 Program included $33,654 due from Premier. During the three months ended March 31, 1995 these sales for the 1982-2 Program totaled $125,627. At December 31, 1995, accrued oil and gas sales for the 1982-2 Program included $78,204 due from Premier.

3. CONTINGENCY
   -----------
   On November 12, 1992, two individuals filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the 1982-2 Program's wells on an adjoining property. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. Dyco has filed an answer in the matter in which it asserted a defense of failure to state a claim. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. Dyco appealed the district court's verdict and on March 5, 1996 the Oklahoma Court of Appeals reversed the district court's verdict and ordered a new trial. Both Dyco and the plaintiffs have filed petitions for certiorari with the Supreme Court of Oklahoma seeking a further review of the Court of Appeals' opinion. Included in these financial statements as of December 31, 1995 and March 31, 1996 is an accrual by the General Partner of $20,000 representing the 1982-2 Program's share of estimated ultimate damages resulting from the above mentioned contingency.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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


RESULTS OF OPERATIONS
- ----------------------

     1982-1 PROGRAM

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                    Three months ended March 31,
                                  --------------------------------
                                        1996           1995
                                        ----           ----
        Oil and gas sales             $75,554         $64,716
        Oil and gas production
         expenses                     $28,112         $36,209
        Barrels produced                  400             567
        Mcf produced                   37,802          42,840
        Average price/Bbl             $ 18.43         $ 16.85
        Average price/Mcf             $  1.80         $  1.29

     As shown in the table, oil and gas sales increased 16.7% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to increases in the average prices of oil and natural gas sold, partially offset by decreases in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural gas sold decreased 167 barrels and 5,038 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The decrease in the volumes of oil sold resulted primarily from positive prior period volume adjustments on one well during the three months ended March 31, 1995. The decrease in the volumes of natural gas sold resulted primarily from a positive gas balancing adjustment on one well during the three months ended March 31, 1995. Average oil and natural gas prices increased to $18.43 per barrel and $1.80 per Mcf, respectively, for the three months ended March 31, 1996 from $16.85 per barrel and $1.29 per Mcf, respectively, for the three months ended March 31, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) decreased $8,097 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to workover charges on one well during the three months ended March 31, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 37.2% for the three months ended March 31, 1996 from to 56.0% for the three months ended March 31, 1995. This percentage decrease was primarily a result of the dollar decrease in oil and gas production expenses as discussed above and increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $2,326 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily a result of the decrease in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, this expense decreased to 15.4% for the three months ended March 31, 1996 from 21.6% for the three months ended March 31, 1995. This percentage decrease was primarily the result of the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses remained relatively constant during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 42.9% for the three months ended March 31, 1996 from 49.9% for the three months ended March 31, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     1982-2 PROGRAM

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                --------------------------------------
                                       1996            1995
                                       ----            ----
        Oil and gas sales           $162,435         $147,096
        Oil and gas production
           expenses                 $ 48,724         $ 46,397
        Barrels produced                  46               82
        Mcf produced                  94,084          118,173
        Average price/Bbl           $  20.50         $  12.41
        Average price/Mcf           $   1.72         $   1.24

     As shown in the table, oil and natural gas sales increased 10.4% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to increases in the average prices of oil and natural gas sold, partially offset by decreases in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural gas sold decreased by 36 barrels and 24,089 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The decrease in the volumes of oil sold was primarily due to the sale of one well. The decrease in volumes of natural gas sold resulted primarily from normal declines in production from diminished reserves during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Average oil and natural gas prices increased to $20.50 per barrel and $1.72 per Mcf, respectively, for the three months ended March 31, 1996 from $12.41 per barrel and $1.24 per Mcf, respectively, for the three months ended March 31, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) increased $2,327 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from abandonment expenses on a certain well during the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 30.0% for the three months ended March 31, 1996 from 31.5% for the three months ended March 31, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $9,523 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily the result of the decrease in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 and an upward revision in the estimate of remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 18.6% for the three months ended March 31, 1996 from 27.0% for the three months ended March 31, 1995. This percentage decrease was primarily due to the upward reserve revision discussed above and increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     As a result of declines in natural gas prices during the first quarter of 1995, the 1982-2 Program recognized a non-cash charge against earnings of $14,169 during the three months ended March 31, 1995. The valuation allowance for oil and gas properties at March 31, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the estimated future net revenues from the oil and gas properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 15.9% for the three months ended March 31, 1996 from 18.0% for the three months ended March

     31, 1995. This percentage decrease was primarily the result of increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

                      PART II:  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On November 12, 1992 Larry and Leona Beck filed a lawsuit against Dyco Petroleum Corporation ("Dyco") and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on the Paul King No. 1-7 well (Beck v. Trigg Drilling Company, Inc., et al., C-92-227, District Court of Beckham County,
Oklahoma). The 1982-2 Program had an approximate 1.6% working interest in the Paul King No. 1-7 well at the time the lawsuit was filed. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. Dyco appealed the district court's verdict and on March 5, 1996 the Oklahoma Court of Appeals reversed the district court's verdict and ordered a new trial. Both Dyco and the plaintiffs have filed petitions for certiorari with the Supreme Court of Oklahoma seeking a further review of the Court of Appeals opinion.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of March 31, 1996, and for the three month period ended March 31, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of March 31, 1996, and for the three month period ended March 31, 1996, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                          PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                          PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:     May 2, 1996    By:      /s/Dennis R. Neill
                              --------------------------
                                   (Signature)
                              Dennis R. Neill
                              Senior Vice President



Date:     May 2, 1996    By:      /s/Patrick M. Hall

                              -------------------------
                                   (Signature)
                                   Patrick M. Hall
                              Senior Vice President - Controller
                              Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

Number              Description
- ------              ------------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.


                    All other exhibits are omitted as inapplicable.