Form 10-Q
period 1996-06-30
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 1996-08-06
CIK 718943, 718944

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended         Commission File Number
       June 30, 1996                  0-12261 (1982-1)
                                      0-12262 (1982-2)


                    DYCO 1982 OIL AND GAS PROGRAMS
                      (TWO LIMITED PARTNERSHIPS)
        (Exact Name of Registrant as specified in its charter)


                                         41-1438430 (1982-1)
          Minnesota                      41-1438437 (1982-2)
   (State or other jurisdiction     (I.R.S. Employer Identification
       of incorporation or                 Number)
        organization)




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
                              (Unaudited)

                                ASSETS
                                         June 30,  December 31,
                                           1996        1995
                                         --------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $ 64,810      $ 29,087
  Accrued oil and gas sales, including
   $33,654 due from related parties
   in 1995 (Note 2)                        51,104        46,151
                                         --------      --------
     Total current assets                $115,914      $ 75,238

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    192,497       216,077

DEFERRED CHARGE                            59,970        59,970
                                         --------      --------
                                         $368,381      $351,285
                                         ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  7,882      $  6,648
                                         --------      --------
     Total current liabilities           $  7,882      $  6,648

ACCRUED LIABILITY                          55,380        55,380

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 100 units                   3,051         2,892
  Limited Partners, issued and
   outstanding 10,000 units               302,068       286,365
                                         --------      --------
     Total Partners' capital             $305,119      $289,257
                                         --------      --------
                                         $368,381      $351,285
                                         ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996         1995
                                        --------     ---------

REVENUES:
  Oil and gas sales, including
   $58,406 of sales to related
   parties in 1995 (Note 2)              $86,118       $69,390
  Interest                                   412            11
                                         -------       -------
                                         $86,530       $69,401

COST AND EXPENSES:
  Oil and gas production                 $33,613       $24,950
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             13,399        15,186
  General and administrative (Note 2)     27,293        28,937
                                         -------       -------
                                         $74,305       $69,073
                                         -------       -------

NET INCOME                               $12,225       $   328
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $   123       $     3
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $12,102       $   325
                                         =======       =======
NET INCOME PER UNIT                      $     1       $   -
                                         =======       =======
UNITS OUTSTANDING                         10,100        10,100
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996         1995
                                        --------     ---------

REVENUES:
  Oil and gas sales, including
   $112,608 of sales to related
   parties in 1995 (Note 2)             $161,672      $134,106
  Interest                                   654            80
                                        --------      --------
                                        $162,326      $134,186

COST AND EXPENSES:
  Oil and gas production                $ 61,725      $ 61,159
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             25,038        29,151
  General and administrative (Note 2)     59,701        61,241
                                        --------      --------
                                        $146,464      $151,551
                                        --------      --------

NET INCOME (LOSS)                       $ 15,862     ($ 17,365)
                                        ========      ========
GENERAL PARTNER (1%) - net
  income (loss)                         $    159     ($    174)
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income (loss)                         $ 15,703     ($ 17,191)
                                        ========      ========
NET INCOME (LOSS) PER UNIT              $      2     ($      2)
                                        ========      ========
UNITS OUTSTANDING                         10,100        10,100
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $15,862    ($ 17,365)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            25,038       29,151
   Increase in accrued oil and gas
     sales                               (  4,953)   (  26,112)
   Increase in accounts payable             1,234        1,097
                                          -------     --------
   Net cash provided (used) by
     operating activities                 $37,181    ($ 13,229)
                                          -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties    ($ 2,031)    $    -
  Retirements of oil and gas
   properties                                 573          -
                                          -------     --------
   Net cash used by investing
     activities                          ($ 1,458)    $    -
                                          -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
     activities                           $   -       $    -
                                          -------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $35,723    ($ 13,229)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      29,087       16,790
                                          -------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $64,810     $  3,561
                                          =======     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                         June 30,  December 31,
                                           1996        1995
                                         --------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $141,774      $160,547
  Accrued oil and gas sales, including
   $78,204 due from related parties
   in 1995 (Note 2)                       116,250        90,919
                                         --------      --------
     Total current assets                $258,024      $251,466

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    262,689       340,653

DEFERRED CHARGE                            24,820        24,820
                                         --------      --------
                                         $545,533      $616,939
                                         ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $ 28,814      $ 27,055
  Gas imbalance payable                     8,822         8,822
                                         --------      --------
     Total current liabilities           $ 37,636      $ 35,877

ACCRUED LIABILITY                          67,850        67,850

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 80 units                    4,400         5,132
  Limited Partners, issued and
   outstanding 8,000 units                435,647       508,080
                                         --------      --------
     Total Partners' capital             $440,047      $513,212
                                         --------      --------
                                         $545,533      $616,939
                                         ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996         1995
                                        --------     ---------

REVENUES:
  Oil and gas sales, including
   $137,274 of sales to related
   parties in 1995 (Note 2)             $202,973      $166,119
  Interest                                 2,918         2,525
                                        --------      --------
                                        $205,891      $168,644

COST AND EXPENSES:
  Oil and gas production                $ 39,223      $ 37,239
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             35,404        46,049
  General and administrative (Note 2)     21,555        22,931
                                        --------      --------
                                        $ 96,182      $106,219
                                        --------      --------

NET INCOME                              $109,709      $ 62,425
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  1,097      $    625
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $108,612      $ 61,800
                                        ========      ========
NET INCOME PER UNIT                     $     14      $      7
                                        ========      ========
UNITS OUTSTANDING                          8,080         8,080
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996         1995
                                        --------     ---------

REVENUES:
  Oil and gas sales, including
   $262,901 of sales to related
   parties in 1995 (Note 2)             $365,408      $313,215
  Interest                                 4,702         3,811
                                        --------      --------
                                        $370,110      $317,026

COST AND EXPENSES:
  Oil and gas production                $ 87,947      $ 83,636
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             65,620        85,788
  Valuation allowance                        -          14,169
  General and administrative (Note 2)     47,308        49,369
                                        --------      --------
                                        $200,875      $232,962
                                        --------      --------

NET INCOME                              $169,235      $ 84,064
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  1,692      $    841
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $167,543      $ 83,223
                                        ========      ========
NET INCOME PER UNIT                     $     21      $     10
                                        ========      ========
UNITS OUTSTANDING                          8,080         8,080
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996        1995
                                         ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $169,235    $ 98,233
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             65,620      85,788
   (Increase) decrease in accrued oil
     and gas sales                       (  25,331)      9,808
   Increase in accounts payable              1,759       2,323
                                          --------    --------
   Net cash provided by operating
     activities                           $211,283    $196,152
                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties    ($     60)  ($  3,190)
  Retirements of oil and gas
   properties                               12,404         -
                                          --------    --------
   Net cash provided (used) by
     investing activities                 $ 12,344   ($  3,190)
                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($242,400)   $    -
                                          --------    --------

   Net cash used by financing
     activities                          ($242,400)   $    -
                                          --------    --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       ($ 18,773)   $192,962

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      160,547      59,881
                                          --------    --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $141,774    $252,843
                                          ========    ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of June 30, 1996, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996, results of operations for the three and six months ended June 30, 1996 and 1995 and changes in cash flows for the six months ended June 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. At June 30, 1995 the unamortized cost of oil and gas properties exceeded the full cost ceiling by $14,169. This excess was charged to expense during the six months ended June 30, 1995. No such valuation allowance was incurred during the six months ended June 30, 1996. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1996 and 1995, the 1982-1 Program incurred such expenses totaling $27,293 and $28,937, respectively, of which $18,615 and $18,615 were paid to Dyco. During the six months ended June 30, 1996 and 1995, the 1982-1 Program incurred such expenses totaling $59,701 and $61,241, respectively, of which $37,230 and $37,230 were paid to Dyco. During the three months ended June 30, 1996 and 1995, the 1982-2 Program incurred such expenses totaling $21,555 and $22,931, respectively, of which $14,610 and $14,610 were paid to Dyco. During the six months ended June 30, 1996 and 1995, the 1982-2 Program incurred such expenses totaling $47,308 and $49,369, respectively, of which $29,220 and $29,220 were paid to Dyco.

     Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Programs sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Programs until December 6, 1995. During the three months ended June 30, 1995 these sales for the 1982-1 Program totaled $58,406. During the six months ended June 30, 1995 these sales for the 1982-1 Program totaled $112,608. At December 31, 1995, accrued oil and gas sales for the 1982-1 Program included $33,654 due from Premier. During the three months ended June 30, 1995 these sales for the 1982-2 Program totaled $137,274. During the six months ended June 30, 1995 these sales for the 1982-2 Program totaled
     $262,901. At December 31, 1995, accrued oil and gas sales for the 1982-2 Program included $78,204 due from Premier.


3.   CONTINGENCY
     -----------

     On November 12, 1992, two individuals filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the 1982-2 Program's wells on an adjoining property. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. Dyco has filed an answer in the matter in which it asserted a defense of failure to state a claim. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. Dyco appealed the district court's verdict and on March 5, 1996 the Oklahoma Court of Appeals reversed the district court's verdict and ordered a new trial. Both Dyco and the plaintiffs have filed petitions for certiorari with the Supreme Court of Oklahoma seeking a further review of the Court of Appeals' opinion. Included in these financial statements as of December 31, 1995 and June 30, 1996 is an accrual by the General Partner of $20,000 representing the 1982-2 Program's share of estimated ultimate damages resulting from the above mentioned contingency.

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

RESULTS OF OPERATIONS
- ----------------------

     1982-1 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                 $86,118          $69,390
      Oil and gas production expenses   $33,613          $24,950
      Barrels produced                      633              621
      Mcf produced                       37,408           44,567
      Average price/Bbl                 $ 19.85          $ 17.69
      Average price/Mcf                 $  1.97          $  1.31

     As shown in the table, oil and gas sales increased $16,728 (24.1%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $29,414 was related to the increase in the average price of natural gas sold, partially offset by a $14,103 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil sold increased 12 barrels, while volumes of natural gas sold decreased 7,159 Mcf for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from positive prior period volume adjustments from a purchaser on two wells during the three months ended June 30, 1995 and the normal declines in production from diminished natural gas reserves on one well during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $19.85 per barrel and $1.97 per Mcf, respectively, for the three months ended June 30, 1996 from

     $17.69 per barrel and $1.31 per Mcf, respectively, for the three months ended June 30, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) increased $8,663 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase was primarily due to (i) workover expenses on one well incurred during the three months ended June 30, 1996 in order to improve the recovery of reserves and (ii) higher general repair and maintenance expenses incurred on two wells during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, partially offset by workover expenses on one well incurred during the three months ended June 30, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 39.0% for the three months ended June 30, 1996 from 36.0% for the three months ended June 30, 1995. This percentage increase was primarily a result of the dollar increase in workover expenses and repair and maintenance expenses discussed above, partially offset by increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,787 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily a result of an increase in the estimate of the 1982-1 Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 15.6% for the three months ended June 30, 1996 from 21.9% for the three months ended June 30, 1995. This percentage decrease was primarily the result of increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $1,644 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from a decrease in printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 31.7% for the three months ended June 30, 1996 from 41.7% for the three months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                $161,672         $134,106
      Oil and gas production expenses  $ 61,725         $ 61,159
      Barrels produced                    1,033            1,188
      Mcf produced                       75,210           87,407
      Average price/Bbl                $  19.30         $  17.29
      Average price/Mcf                $   1.88         $   1.30

     As shown in the table, oil and gas sales increased $27,566 (20.6%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $50,696 was related to the increase in the average price of natural gas sold, partially offset by a $25,922 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased 155 barrels and 12,197 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of oil sold resulted primarily from positive prior period volume adjustments from a purchaser on one well during the six months ended June 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) positive prior period volume adjustments from a purchaser on several wells during the six months ended June 30, 1995 and (ii) the normal declines in production from diminished natural gas reserves during the six months ended June 30, 1996, partially offset by a negative gas balancing adjustment on one well during the six months ended June 30, 1995. Average oil and natural gas prices increased to $19.30 per barrel and $1.88 per Mcf, respectively, for the six months ended June 30, 1996 from $17.29 per barrel and $1.30 per Mcf, respectively, for the six months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 38.2% for the six months ended June 30, 1996 from 45.6% for the six months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $4,113 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily a result of an increase in the estimate of the 1982-1 Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 15.5% for the six months ended June 30, 1996 from 21.7% for the six months ended June 30, 1995. This percentage decrease was primarily the result of increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 36.9% for the six months ended June 30, 1996 from 45.7% for the six months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     1982-2 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                $202,973         $166,119
      Oil and gas production expenses  $ 39,223         $ 37,239
      Barrels produced                      122              350
      Mcf produced                      102,012          120,031
      Average price/Bbl                $  21.71         $  11.54
      Average price/Mcf                $   1.96         $   1.35

     As shown in the table, oil and natural gas sales increased $36,854 (22.2%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $76,779 resulted from the increases in the average prices of oil and natural gas sold, partially offset by a $40,267 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased 228 barrels and 18,019 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of oil sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 was primarily due to the sale of one well. The decrease in the volumes of natural gas sold resulted primarily from (i) a positive prior period adjustment from a purchaser on one well during the three months ended June 30, 1995 and (ii) the normal declines in production from diminished natural gas reserves on two wells during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $21.71 per barrel and $1.96 per Mcf, respectively, for the three months ended June 30, 1996 from $11.54 per barrel and $1.35 per Mcf, respectively, for the three months ended June 30, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) increased $1,984 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase was primarily due to higher general repair and maintenance expenses incurred on several wells during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 19.3% for the three months ended June 30, 1996 from 22.4% for the three months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $10,645 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily the result of the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and an upward revision in the estimate of the 1982-2 Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 17.4% for the three months ended June 30, 1996 from 27.7% for the three months ended June 30, 1995. This percentage decrease was primarily due to increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $1,376 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from a decrease in printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 10.6% for the three months ended June 30, 1996 from 13.8% for the three months ended June 30, 1995. This percentage decrease was primarily the result of the increases in average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                $365,408         $313,215
      Oil and gas production expenses  $ 87,947         $ 83,636
      Barrels produced                      168              432
      Mcf produced                      196,096          238,204
      Average price/Bbl                $  21.38         $  11.71
      Average price/Mcf                $   1.85         $   1.29

     As shown in the table, oil and natural gas sales increased $52,193 (16.7%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $137,571 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $83,544 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased 264 barrels and 42,108 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of oil sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 was primarily due to the sale of one well. The decrease in the volumes of natural gas sold resulted primarily from (i) a positive prior period adjustment from a purchaser on one well during the six months ended June 30, 1995 and (ii) the normal declines in production from diminished natural gas reserves on two wells during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $21.38 per barrel and $1.85 per Mcf, respectively, for the six months ended June 30, 1996 from $11.71 per barrel and $1.29 per Mcf, respectively, for the six months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,311 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This increase was primarily due to higher general repair and maintenance expenses incurred on several wells during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 24.1% for the six months ended June 30, 1996 from 26.7% for the six months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $20,168 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily the result of the decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 and an upward revision in the estimate of the 1982-2 Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 18.0% for the six months ended June 30, 1996 from 27.4% for the six months ended June 30, 1995. This percentage decrease was primarily due to increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     As a result of declines in natural gas prices during the first quarter of 1995, the 1982-2 Program recognized a non-cash charge against earnings of $14,169 during the six months ended June 30, 1995. This valuation allowance for oil and gas properties at June 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the estimated future net revenues from the oil and gas properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses decreased $2,061 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from a decrease in printing and postage expenses during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 12.9% for the six months ended June 30, 1996 from 15.8% for the six months ended June 30, 1995. This percentage decrease was primarily the result of increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  August 6, 1996    By:        /s/Dennis R. Neill
                            -----------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  August 6, 1996    By:        /s/Drew S. Phillips
                            -----------------------------------
                                   (Signature)
                                   Drew S. Phillips
                                   Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.