Form 10-Q
period 1996-09-30
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 1996-10-30
CIK 718943, 718944

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended         Commission File Number
      September 30, 1996              0-12261 (1982-1)
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
                              (Unaudited)

                                ASSETS
                                      September 30,  December 31,
                                          1996          1995
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $100,814      $ 29,087
  Accrued oil and gas sales, including
   $33,654 due from related parties
   in 1995 (Note 2)                         47,652        46,151
                                          --------      --------
     Total current assets                 $148,466      $ 75,238

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     174,790       216,077

DEFERRED CHARGE                             59,970        59,970
                                          --------      --------
                                          $383,226      $351,285
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  7,810      $  6,648
                                          --------      --------
     Total current liabilities            $  7,810      $  6,648

ACCRUED LIABILITY                           55,380        55,380

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 100 units                    3,200         2,892
  Limited Partners, issued and
   outstanding, 10,000 units               316,836       286,365
                                          --------      --------
     Total Partners' capital              $320,036      $289,257
                                          --------      --------
                                          $383,226      $351,285
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------     ---------

REVENUES:
  Oil and gas sales, including
   $54,290 of sales to related
   parties in 1995 (Note 2)              $73,603       $61,570
  Interest                                   721             3
                                         -------       -------
                                         $74,324       $61,573

COST AND EXPENSES:
  Oil and gas production                 $26,792       $32,903
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             10,112        13,911
  General and administrative (Note 2)     22,503        21,625
                                         -------       -------
                                         $59,407       $68,439
                                         -------       -------

NET INCOME (LOSS)                        $14,917      ($ 6,866)
                                         =======       =======
GENERAL PARTNER (1%) - net
  income (loss)                          $   149      ($    68)
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income (loss)                          $14,768      ($ 6,798)
                                         =======       =======
NET INCOME (LOSS) PER UNIT               $  1.46      ($   .67)
                                         =======       =======
UNITS OUTSTANDING                         10,100        10,100
                                         =======       =======


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------     ---------

REVENUES:
  Oil and gas sales, including
   $166,898 of sales to related
   parties in 1995 (Note 2)             $235,275      $195,676
  Interest                                 1,375            83
                                        --------      --------
                                        $236,650      $195,759

COST AND EXPENSES:
  Oil and gas production                $ 88,517      $ 94,062
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             35,150        43,062
  General and administrative (Note 2)     82,204        82,866
                                        --------      --------
                                        $205,871      $219,990
                                        --------      --------

NET INCOME (LOSS)                       $ 30,779     ($ 24,231)
                                        ========      ========
GENERAL PARTNER (1%) - net
  income (loss)                         $    308     ($    242)
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income (loss)                         $ 30,471     ($ 23,989)
                                        ========      ========
NET INCOME (LOSS) PER UNIT              $   3.05     ($   2.40)
                                        ========      ========
UNITS OUTSTANDING                         10,100        10,100
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $ 30,779    ($ 24,231)
  Adjustments to reconcile net income
   (loss) to net cash provided (used)
   by operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            35,150       43,062
   Increase in accrued oil and gas
     sales                              (   1,501)   (  21,776)
   Increase in accounts payable             1,162          108
                                         --------     --------
   Net cash provided (used) by
     operating activities                $ 65,590    ($  2,837)
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($  2,031)   ($     62)
  Retirements of oil and gas
   properties                               8,168          -
                                         --------     --------
   Net cash provided (used) by
     investing activities                $  6,137    ($     62)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
     activities                          $    -       $    -
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       $ 71,727    ($  2,899)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      29,087       16,790
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $100,814     $ 13,891
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                      September 30,  December 31,
                                          1996          1995
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $101,701      $160,547
  Accrued oil and gas sales, including
   $78,204 due from related parties
   in 1995 (Note 2)                        103,978        90,919
                                          --------      --------
     Total current assets                 $205,679      $251,466

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     226,794       340,653

DEFERRED CHARGE                             24,820        24,820
                                          --------      --------
                                          $457,293      $616,939
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $ 28,388      $ 27,055
  Gas imbalance payable                      8,822         8,822
                                          --------      --------
     Total current liabilities            $ 37,210      $ 35,877

ACCRUED LIABILITY                           67,850        67,850

CONTINGENCY (Note 3)

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 80 units                     3,522         5,132
  Limited Partners, issued and
   outstanding, 8,000 units                348,711       508,080
                                          --------      --------
     Total Partners' capital              $352,233      $513,212
                                          --------      --------
                                          $457,293      $616,939
                                          ========      ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------     ---------

REVENUES:
  Oil and gas sales, including
   $68,403 of sales to related
   parties in 1995 (Note 2)             $151,394      $101,390
  Interest                                 1,798         2,683
                                        --------      --------
                                        $153,192      $104,073

COST AND EXPENSES:
  Oil and gas production                $ 37,145      $ 36,186
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             24,534        30,632
  General and administrative (Note 2)     17,727        17,050
                                        --------      --------
                                        $ 79,406      $ 83,868
                                        --------      --------

NET INCOME                              $ 73,786      $ 20,205
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $    738      $    202
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $ 73,048      $ 20,003
                                        ========      ========
NET INCOME PER UNIT                     $   9.13      $   2.50
                                        ========      ========
UNITS OUTSTANDING                          8,080         8,080
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------     ---------

REVENUES:
  Oil and gas sales, including
   $331,304 of sales to related
   parties in 1995 (Note 2)             $516,802      $414,605
  Interest                                 6,500         6,494
                                        --------      --------
                                        $523,302      $421,099

COST AND EXPENSES:
  Oil and gas production                $125,092      $119,822
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             90,154       116,420
  Impairment provision (Note 1)              -          14,169
  General and administrative (Note 2)     65,035        66,419
                                        --------      --------
                                        $280,281      $316,830
                                        --------      --------

NET INCOME                              $243,021      $104,269
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  2,430      $  1,043
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $240,591      $103,226
                                        ========      ========
NET INCOME PER UNIT                     $  30.08      $  12.90
                                        ========      ========
UNITS OUTSTANDING                          8,080         8,080
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                            1996        1995
                                         ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $243,021    $104,269
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             90,154     116,420
   Impairment provision                        -        14,169
   (Increase) decrease in accrued oil
     and gas sales                       (  13,059)     17,580
   Increase in accounts payable              1,333         719
                                          --------    --------
   Net cash provided by operating
     activities                           $321,449    $253,157
                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties    ($     60)  ($  3,247)
  Retirements of oil and gas
   properties                               23,765         -
                                          --------    --------
   Net cash provided (used) by
     investing activities                 $ 23,705   ($  3,247)
                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($404,000)  ($242,400)
                                          --------    --------

   Net cash used by financing
     activities                          ($404,000)  ($242,400)
                                          --------    --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       ($ 58,846)   $  7,510

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      160,547      59,881
                                          --------    --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $101,701    $ 67,391
                                          ========    ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of September 30, 1996, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996, results of operations for the three and nine months ended September 30, 1996 and 1995 and changes in cash flows for the nine months ended September 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. At September 30, 1995 the unamortized cost of oil and gas properties for the 1982-2 Program exceeded the full cost ceiling by $14,169. This excess was charged to expense during the nine months ended September 30, 1995. No such impairment provision was incurred during the nine months ended September 30, 1996. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1996 and 1995, the 1982-1 Program incurred such expenses totaling $22,503 and $21,625, respectively, of which $18,615 and $18,615 were paid to Dyco. During the nine months ended September 30, 1996 and 1995, the 1982-1 Program incurred such expenses totaling $82,204 and $82,866, respectively, of which $55,845 and $55,845 were paid to Dyco. During the three months ended September 30, 1996 and 1995, the 1982-2 Program incurred such expenses totaling $17,727 and $17,050, respectively, of which $14,610 and $14,610 were paid to Dyco. During the nine months ended September 30, 1996 and 1995, the 1982-2 Program incurred such expenses totaling $65,035 and $66,419, respectively, of which $43,830 and $43,830 were paid to Dyco.

     Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Programs sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Programs until December 6, 1995. During the three months ended September 30, 1995 these sales for the 1982-1 Program totaled $54,290. During the nine months ended September 30, 1995 these sales for the 1982-1 Program totaled $166,898. At December 31, 1995, accrued gas sales for the 1982-1 Program included $33,654 due from Premier. During the three months ended September 30, 1995 these sales for the 1982-2 Program totaled $68,403. During the nine months ended September 30, 1995 these sales for the 1982-2 Program totaled $331,304. At December 31, 1995, accrued gas sales for the 1982-2 Program included $78,204 due from Premier.

3.   CONTINGENCY
     -----------

     On November 12, 1992, two individuals filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the 1982-2 Program's wells on an adjoining property. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. Dyco has filed an answer in the matter in which it asserted a defense of failure to state a claim. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. Dyco appealed the district court's verdict and on March 5, 1996 the Oklahoma Court of Appeals reversed the district court's verdict and ordered a new trial. Both Dyco and the plaintiffs filed petitions for certiorari with the Supreme Court of Oklahoma seeking a further review of the Court of Appeals' opinion, both of which petitions for certiorari were denied on July 3, 1996. The case has been remanded to the district court for a new trial. Included in these financial statements as of December 31, 1995 and September 30, 1996 is an accrual by the General Partner of $20,000 representing the 1982-2 Program's share of estimated ultimate damages resulting from this contingency.

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

RESULTS OF OPERATIONS
----------------------

     1982-1 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        -------          -------
      Oil and gas sales                 $73,603          $61,570
      Oil and gas production expenses   $26,792          $32,903
      Barrels produced                      488              540
      Mcf produced                       32,968           44,009
      Average price/Bbl                 $ 21.94          $ 16.32
      Average price/Mcf                 $  1.91          $  1.20

     As shown in the table above, oil and gas sales increased $12,033 (19.5%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $34,281 was related to the increases in average prices of oil and natural gas sold, partially offset by a $21,088 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil and natural gas sold decreased by 52 barrels and 11,041 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from normal declines in production due to diminished reserves on two wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) normal declines in production due to diminished natural gas reserves on several wells during the three months ended

     September  30,  1996  as  compared  to  the  three  months  ended
     September 30, 1995 and (ii) the sale of one natural gas producing well during 1996. Average oil and natural gas prices increased to $21.94 per barrel and $1.91 per Mcf, respectively, for the three months ended September 30, 1996 from $16.32 per barrel and $1.20 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) decreased $6,111 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease was primarily due to lower general operating and repair and maintenance expenses incurred on two wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 36.4% for the three months ended September 30, 1996 from 53.4% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in general operating and repair and maintenance expenses discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $3,799 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease was primarily a result of the increase in the estimate of remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 13.7% for the three months ended September 30, 1996 from 22.6% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $878 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from an increase in professional fees during the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 30.6% for the three months ended September 30, 1996 from 35.1% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                       --------         --------
      Oil and gas sales                $235,275         $195,676
      Oil and gas production expenses  $ 88,517         $ 94,062
      Barrels produced                    1,521            1,728
      Mcf produced                      108,178          131,416
      Average price/Bbl                $  20.15         $  16.99
      Average price/Mcf                $   1.89         $   1.27

     As shown in the table above, oil and gas sales increased $39,599 (20.2%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $86,938 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $48,091 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 207 barrels and 23,238 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from normal declines in production due to diminished reserves on two wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on several wells during the nine months ended September 30, 1995, (ii) normal declines in production due to diminished natural gas reserves on several wells during the nine months ended September 30, 1996, and (iii) the sale of one natural gas producing well during the nine months ended September 30, 1996, partially offset by a negative gas balancing adjustment on another well during the nine months ended September 30, 1995. Average oil and natural gas prices increased to $20.15 per barrel and $1.89 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.99 per barrel and $1.27 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,545 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from workover expenses incurred on two wells during the nine months ended September 30, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 37.6% for the nine months ended September 30, 1996 from to 48.1% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $7,912 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily a result of the increase in the estimate of remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 14.9% for the nine months ended September 30, 1996 from 22.0% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 34.9% for the nine months ended September 30, 1996 from 42.3% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     1982-2 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                         1996             1995
                                       --------         --------
      Oil and gas sales                $151,394         $101,390
      Oil and gas production expenses  $ 37,145         $ 36,186
      Barrels produced                       33               77
      Mcf produced                       81,127           93,164
      Average price/Bbl                $  23.18         $  16.40
      Average price/Mcf                $   1.86         $   1.07

     As shown in the table above, oil and natural gas sales increased $50,004 (49.3%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $73,600 was related to the increase in the average price of natural gas sold, partially offset by a $22,389 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil and natural gas sold decreased by 44 barrels and 12,037 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from normal declines in production due to diminished reserves on one well during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in volumes of natural gas sold resulted primarily from normal declines in production due to diminished natural gas reserves on two wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil and natural gas prices increased to $23.18 per barrel and $1.86 per Mcf, respectively, for the three months ended September 30, 1996 from $16.40 per barrel and $1.07 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) increased $959 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from an increase in production taxes related to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 24.5% for the three months ended
     September 30, 1996 from 35.7% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $6,098 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease was primarily the result of the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and an upward revision in the estimate of remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 16.2% for the three months ended September 30, 1996 from 30.2% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $677 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from an increase in professional fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 11.7% for the three months ended September 30, 1996 from 16.8% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.
                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                       --------         --------
      Oil and gas sales                $516,802         $414,605
      Oil and gas production expenses  $125,092         $119,822
      Barrels produced                      201              509
      Mcf produced                      277,223          331,368
      Average price/Bbl                $  21.68         $  12.42
      Average price/Mcf                $   1.85         $   1.23

     As shown in the table above, oil and natural gas sales increased $102,197 (24.6%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $205,448 was related to the increase in the average price of natural gas sold, partially offset by a $100,168 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil and natural gas sold decreased by 308 barrels and 54,145 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of oil sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 was primarily due to the sale of one well. The decrease in volumes of natural gas sold resulted primarily from (i) a positive gas balancing adjustment on one well during the nine months ended September 30, 1995 and (ii) normal declines in production due to diminished natural gas reserves on one well during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $21.68 per barrel and $1.85 per Mcf, respectively, for the nine months ended September 30, 1996 from $12.42 per barrel and $1.23 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,270 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase resulted primarily from an increase in production taxes associated with the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 24.2% for the nine months ended September 30, 1996 from 28.9% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $26,266 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily the result of the decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 and an upward revision in the estimate of remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 17.4% for the nine months ended September 30, 1996 from 28.1% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the upward revision of remaining natural gas reserves discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     As a result of declines in natural gas prices during the nine months ended September 30, 1995 the 1982-2 Program recognized a non-cash charge against earnings of $14,169 during the nine months ended September 30, 1995. This impairment provision for oil and gas properties at September 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the estimated future net revenues from the oil and gas properties. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses decreased $1,384 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from a decrease in professional fees during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 12.6% for the nine months ended September 30, 1996 from 16.0% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On November 12, 1992 Larry and Leona Beck filed a lawsuit against Dyco Petroleum Corporation ("Dyco") and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on the Paul King No. 1-7 well (Beck v. Trigg Drilling Company, Inc., et al., C-92-227, District Court of Beckham County, Oklahoma). The 1982-2 Program had an approximate 1.6% working interest in the Paul King No. 1-7 well at the time the lawsuit was filed. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. Dyco appealed the district court's verdict and on March 5, 1996 the Oklahoma Court of Appeals reversed the district court's verdict and ordered a new trial. Both Dyco and the plaintiffs filed petitions for certiorari with the Supreme Court of Oklahoma seeking a further review of the Court of Appeals opinion, both of which petitions for certiorari were denied on July 3, 1996. The case has been remanded to the district court for a new trial.

ITEM 5. OTHER INFORMATION

     On  October 1, 1996,  Drew Phillips  resigned as  Chief Financial
     Officer  of  Dyco.    Mr.  Phillips  continues  to  serve  as  an
     accounting officer of affiliates of Dyco.

     On October 1, 1996, Patrick M. Hall was elected Chief Financial Officer of Dyco. Mr. Hall joined affiliates of Dyco (collectively, the "Samson Companies") in 1983. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also Senior Vice President - Controller of Samson Investment Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          Current Reports on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item Included:
               Item 5 - Other Events

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


                         DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  October 30, 1996       By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  October 30, 1996       By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.