Form 10-K405
period 1996-12-31
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 1997-02-20
CIK 718943, 718944

                             FORM 10-K405

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

Commission File Number 0-12261 (1982-1 Program)
                       0-12262 (1982-2 Program)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-
K405.  Yes   X   No        (Disclosure is contained herein)
           -----    -----

     The units of limited partnership are not publicly traded, therefore, registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the registrant.

     DOCUMENTS INCORPORATED BY REFERENCE:  None.

                             FORM 10-K405

                    DYCO 1982 OIL AND GAS PROGRAMS
                 (Two Minnesota limited partnerships)


                           TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . .    5
     ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . .   12
     ITEM 4.   SUBMISSION  OF  MATTERS  TO   A  VOTE  OF  LIMITED
               PARTNERS . . . . . . . . . . . . . . . . . . . . .   12

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
     ITEM 5.   MARKET  FOR  THE REGISTRANT'S  LIMITED PARTNERSHIP
               UNITS AND RELATED LIMITED PARTNER MATTERS  . . . .   13
     ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . .   15
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . .   17
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . .   28
     ITEM 9.   CHANGES  IN AND DISAGREEMENTS  WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . .   53

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   53
     ITEM 10.  DIRECTORS   AND   EXECUTIVE   OFFICERS    OF   THE
               REGISTRANT . . . . . . . . . . . . . . . . . . . .   53
     ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . .   54
     ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS
               AND MANAGEMENT . . . . . . . . . . . . . . . . . .   59
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS . . . . . . . . . . . . . . . . . . .   60

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   61
     ITEM 14.  EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,  AND
               REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .   61

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . .   64

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

     The limited partnership agreements for each of the Programs (the "Program Agreements") provide that limited partners are allocated 99% of all Program costs and revenues and Dyco, as General Partner, is allocated 1% of all Program costs and revenues. Included in such costs is each Program's reimbursement to Dyco of the Program's proportionate share of Dyco's geological, engineering, and general and administrative expenses.

     Dyco serves as General Partner of 32 limited partnerships, including the Programs. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, the "Samson Companies") are engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1996, the Samson Companies owned interests in approximately 16,000 oil and gas wells located in 19 states of the United States and Canada, Venezuela, and Russia. At December 31, 1996, the Samson Companies operated approximately 2,600 oil and gas wells located in 15 states of the United States and Canada, Venezuela, and Russia.

     As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and the other Samson Companies. As of February 1, 1997, the Samson Companies employed approximately 780 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

     Dyco's and the Programs' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (800) 283-1791.


     Funding

     Although the Program Agreements permit the Programs to incur borrowings, each Program's operations and expenses is currently funded out of each Program's revenues from oil and gas sales. Dyco may, but is not required to, advance funds to each of the Programs for the same purposes for which Program borrowings are authorized.


     Principal Products Produced and Services Rendered

     The Programs' sole business is the development and production of oil and gas with a concentration on gas. The Programs do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Programs have no backlog of orders and do not participate in research and development activities. The Programs are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment.


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

     Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Programs at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") under the NGA, the NGPA, and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and affect all who produce, resell, transport, or purchase gas, including the Programs. Although virtually all of the Programs' gas production is not subject to price regulation, the NGA, NGPA, and FERC regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase and use gas at current levels. Accordingly, such regulations may have a material effect on the Programs' operations and projections of future oil and gas production and revenues.

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


     Significant Customers

     Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 86.0% of the 1982-1 Program's oil and gas sales during the year ended December 31, 1996. With respect to the 1982-2 Program, purchases of gas by El Paso accounted for approxi-mately 94.7% of its oil and gas sales during the year ended December 31, 1996. In the event of interruption of purchases by this signifi-cant customer or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

     The Programs' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Programs. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


     Competition and Marketing

     The domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Programs to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Programs. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated.

     The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the last several months have, however, been somewhat higher than those yearly averages. It is not known whether this is a short-term trend or will lead to higher average gas prices on a longer-term basis.

     Substantially all of the Programs' gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December 31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Programs' oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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

ITEM 2.   PROPERTIES

     Well Statistics

     The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 1996.

                          Well Statistics(1)
                        As of December 31, 1996

                                       1982-1     1982-2
                                       Program    Program
                                       -------    -------
       Gross productive wells(2):
         Oil                               2          -
         Gas                              18         22
                                          --         --
           Total                          20         22

       Net productive wells(3):
         Oil                             .79          -
         Gas                            1.95       2.19
                                        ----       ----
           Total                        2.74       2.19

----------

(1) The designation of a well as an oil well or gas well is made by Dyco based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used throughout this Annual Report on Form 10-K ("Annual Report"), "Gross Well" refers to a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) As used throughout this Annual Report, "Net Well" refers to the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. For example, a 15% leasehold interest in a well represents one Gross Well, but
     0.15 Net Well.


     Drilling Activities

     The Programs participated in no drilling activities for the year ended December 31, 1996.


     Oil and Gas Production, Revenue, and Price History

     The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                          Net Production Data

                                        Year Ended December 31,
                                     ----------------------------
                                       1996      1995      1994
                                     --------  --------  --------
1982-1 Program:
--------------

  Production:
    Oil (Bbls)(1)                       1,868     2,308     2,615
    Gas (Mcf)(2)                      135,616   170,795   168,203

  Oil and gas sales:
    Oil                              $ 38,939  $ 39,156  $ 40,017
    Gas                               278,328   224,175   270,556
                                      -------   -------   -------
      Total                          $317,267  $263,331  $310,573
                                      =======   =======   =======
  Total direct operating expenses    $109,514  $134,081  $ 90,531
                                      =======   =======   =======

  Direct operating expenses as a
    percentage of oil and gas
    sales                               34.5%     50.9%     29.1%

  Average sales price:
    Per barrel of oil                  $20.85    $16.97    $15.30
    Per Mcf of gas                       2.05      1.31      1.61

  Direct operating expenses per
    equivalent Mcf of gas(3)           $  .75    $  .73    $  .49

1982-2 Program:
--------------

  Production:
    Oil (Bbls)(1)                         180       704     1,938
    Gas (Mcf)(2)                      337,092   437,387   475,083

  Oil and gas sales:
    Oil                              $  3,936  $  9,554  $ 21,248
    Gas                               681,503   573,087   742,072
                                      -------   -------   -------
      Total                          $685,439  $582,641  $763,320
                                      =======   =======   =======
  Total direct operating expenses    $161,570  $168,278  $178,821
                                      =======   =======   =======

  Direct operating expenses as a
    percentage of oil and gas
    sales                               23.6%     28.9%     23.4%

  Average sales price:
    Per barrel of oil                  $21.87    $13.57    $10.96
    Per Mcf of gas                       2.02      1.31      1.56

  Direct operating expenses per
    equivalent Mcf of gas(3)           $  .48    $  .38    $  .37

----------

(1) As used throughout this Annual Report, "Bbls" refers to barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate oil.
(2) As used throughout this Annual Report, "Mcf" refers to volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of gas.
(3) Oil production is converted to gas equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.


     Proved Reserves and Net Present Value

     The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 1996. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

     Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 1996. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1996. Furthermore, gas prices at December 31, 1996 were much higher than the price used for determining the Programs' net present value of proved reserves for the year ended December 31, 1995 and substantially higher than the average prices received by the Programs in each of the last several years. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 1996 will actually be realized for such production.

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

                          Proved Reserves and
                          Net Present Values
                         From Proved Reserves
                        As of December 31, 1996


        1982-1 Program:
        --------------

          Estimated proved reserves:
            Gas (Mcf)                             832,137
            Oil and liquids (Bbls)                 20,761

          Net present value
            (discounted at 10% per annum)      $1,571,198

        1982-2 Program:
        --------------

          Estimated proved reserves:
            Gas (Mcf)                           1,026,533
            Oil and liquids (Bbls)                    608

          Net present value
            (discounted at 10% per annum)      $1,815,230


     No estimates of the proved reserves of the Programs comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Programs' proved reserves is contained in Note 4 to the Programs' financial statements, included in Item 8 of this Annual Report.

     Significant Properties

                            1982-1 Program
                            --------------

     As of December 31, 1996, the 1982-1 Program's properties consisted of 20 gross (2.74 net) productive wells. The 1982-1 Program also owned a non-working interest in an additional 6 wells. Affiliates of the 1982-1 Program operate 14 (54%) of its total wells. As of December 31, 1996, the 1982-1 Program had estimated total proved reserves of 832,137 Mcf of gas and 20,761 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,571,198. Substantially all of the 1982-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin. All of the 1982-1 Program's properties are located onshore in the continental United States.

     As of December 31, 1996, the 1982-1 Program's properties in the Anadarko Basin consisted of 19 gross (2.22 net) productive wells. The 1982-1 Program also owned a non-working interest in an additional 6 wells. Affiliates of the 1982-1 Program operate 13 (52%) of its total Anadarko Basin wells. As of December 31, 1996, the 1982-1 Program had estimated total proved reserves in the Anadarko Basin of approximately 746,052 Mcf of gas and approximately 20,761 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,439,980.

                            1982-2 Program
                            --------------

     As of December 31, 1996, the 1982-2 Program's properties consisted of 22 gross (2.19 net) productive wells. The 1982-2 Program also owned a non-working interest in an additional 5 wells. Affiliates of the 1982-2 Program operate 11 (41%) of its total wells. As of December 31, 1996, the 1982-2 Program had estimated total proved reserves of 1,026,533 Mcf of gas and 608 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,815,230. All of the 1982-2 Program's reserves are located in the Anadarko Basin.

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


ITEM 3.   LEGAL PROCEEDINGS

     On November 12, 1992 Larry and Leona Beck filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on the Paul King #1-7 well (Beck v. Trigg Drilling Company, Inc., et al., C-92-227, District Court of Beckham County, Oklahoma). The 1982-2 Program had an approximate 1.6% working interest in the Paul King #1-7 well at the time the lawsuit was filed. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. The 1982-2 Program's share of such verdict was approximately $43,000 in actual damages and approximately $8,800 in punitive damages. Following appeal, the case was remanded for a new trial in order to redetermine damages. On December 23, 1996, prior to such new trial, the case was settled at no cost to the 1982-2 Program.

     To the knowledge of the management of Dyco and the Programs, neither Dyco, the Programs, nor the Programs' properties are subject to any litigation, the results of which would have a material effect on the Programs' or Dyco's financial condition or operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

     There were no matters submitted to a vote of the limited partners of either Program during 1996.

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED LIMITED PARTNER MATTERS

     The Programs do not have an established trading market for their units of limited partnership interest ("Units"). Pursuant to the terms of the Program Agreements, Dyco, as General Partner, is
obligated to annually issue a repurchase offer which is based on the estimated future net revenues from the Programs' reserves and is calculated pursuant to the terms of the Program Agreements. Such repurchase offer is recalculated monthly in order to reflect cash distributions made to the limited partners and extraordinary events. The following table sets forth, for the periods indicated, Dyco's repurchase offer per Unit and the amount of the Programs' cash distributions per Unit for the same period. For purposes of this Annual Report, a Unit represents an initial subscription of $5,000 to a Program.


                            1982-1 PROGRAM
                            --------------

                             Repurchase        Cash
                                Price      Distributions
                             ----------    -------------
       1995:
         First Quarter           $56            $ -
         Second Quarter           54              -
         Third Quarter            54              -
         Fourth Quarter           54              -

       1996:
         First Quarter           $54            $ -
         Second Quarter           54              -
         Third Quarter            65              -
         Fourth Quarter           65              -

       1997:
         First Quarter           $65             (1)

----------
(1)  To be declared in March 1997.

                            1982-2 PROGRAM
                            --------------

                             Repurchase        Cash
                                Price      Distributions
                             ----------    -------------
       1995:
         First Quarter          $114            $ -
         Second Quarter          129              -
         Third Quarter            99             30
         Fourth Quarter           99              -

       1996:
         First Quarter          $ 99            $ -
         Second Quarter           69             30
         Third Quarter            79             20
         Fourth Quarter           79              -

       1997:
         First Quarter          $ 79            (1)

----------
(1)  To be declared in March 1997.

     The 1982-1 Program has 10,100 Units outstanding and approximately
3,249 limited partners of record.   The 1982-2 Program has 8,080 Units
outstanding and approximately 2,551 limited partners of record.

ITEM 6.   SELECTED FINANCIAL DATA

                                    Selected Financial Data

     The following table presents  selected financial data for the Programs.   This data should
be read in conjunction with the financial statements of  the Programs, and the respective notes
thereto,  included elsewhere  in this  Annual Report.   See  "Item 8. Financial  Statements and
Supplementary Data."
                                         1982-1 Program
                                         --------------
                                                       December 31,
                                 ---------------------------------------------------------
                                    1996       1995       1994      1993          1992
                                  --------   --------   --------  --------     ----------
Summary of Operations:
  Oil and gas sales               $317,267   $263,331   $310,573  $441,939     $  539,408
  Total revenues                   319,923    263,538    314,183   476,838        626,931

  Lease operating
    expenses                        86,759    115,436     73,341    81,958        115,398
  Production taxes                  22,755     18,645     17,190    33,360         42,843
  General and administrative
    expenses                       102,540    104,106     92,108    91,041        100,041
  Depreciation, depletion,
    and amortization of oil
    and gas properties              21,362     40,413     66,472    93,645        101,792

  Net income (loss)                 86,507  (  15,062)    65,072   176,834        266,857
    per Unit                             9  (       1)         6        18             26
  Cash distributions                  -           -      202,000   808,000        252,500
    per Unit                          -           -           20        80             25

Summary Balance Sheet Data:
  Total assets                     436,000    351,285    390,358   580,402      1,188,550
  Partners' capital                375,764    289,257    304,319   441,247      1,072,413

                                         1982-2 Program
                                         --------------

                                                         December 31,
                                    ------------------------------------------------------
                                      1996      1995      1994       1993         1992
                                    --------  --------  --------  ----------  ------------
Summary of Operations:
  Oil and gas sales                 $685,439  $582,641  $763,320    $631,384   $  802,530
  Total revenues                     693,653   590,407   768,862     634,650    1,073,496

  Lease operating
    expenses                         110,110   126,949   123,535     141,268      100,342
  Production taxes                    51,460    41,329    55,286      45,877       56,428
  General and administrative
    expenses                          81,018    83,226    73,694      73,834       81,438
  Depreciation, depletion,
    and amortization of oil
    and gas properties                58,142   107,051   200,824     163,507      173,251
  Impairment provision                  -       14,169      -           -            -
  Interest expense                      -         -         -           -           1,171

  Net income                         392,923   217,683   315,523     210,164      660,866
    per Unit                              49        27        39          26           82
  Cash distributions                 404,000   242,400   606,000     444,400      646,400
    per Unit                              50        30        75          55           80

Summary Balance Sheet Data:
  Total assets                       645,642   616,939   666,396     913,469    1,069,317
  Partners' capital                  502,135   513,212   537,929     828,406    1,062,642


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Use of Forward-Looking Statements and Estimates

     This Annual Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Annual Report also includes certain information which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Programs.

     Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.

     General Discussion

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the last several months have, however, been somewhat higher than those yearly averages. It is not known whether this is a short-term trend or will lead to higher average gas prices on a longer-term basis.

     Substantially all of the Programs' gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December 31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Programs' oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     Results of Operations

                            1982-1 Program
                            --------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $53,936 (20.5%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $9,000 and $126,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $9,000 and $72,000, respectively, related to decreases in the volumes of oil and gas sold. Volumes of oil and gas sold decreased 440 barrels and 35,179 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of oil sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser on one well during the year ended
December 31, 1995 and (ii) normal declines in production due to diminished reserves on another well. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on several wells during the year ended December 31, 1995, (ii) normal declines in production due to diminished gas reserves on several wells, and (iii) the sale of one gas producing well during the year ended December 31, 1996, partially offset by a negative gas balancing adjustment on another well during the year ended December 31, 1995. Average oil and gas prices increased to $20.85 per barrel and $2.05 per Mcf, respectively, for the year ended December 31, 1996 from $16.97 per barrel and $1.31 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $24,567 (18.3%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) workover expenses incurred on two wells during the year ended December 31, 1995 in order to improve the recovery of reserves, (ii) the sale of one well during the year ended December 31, 1996, (iii) a decrease in general repair and maintenance expenses on two wells during the year ended December 31, 1996 as compared to the year ended December 31, 1995, and (iv) decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 34.5% for the year ended December 31, 1996 from 50.9% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $19,051 (47.1%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from an upward revision in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 6.7% for the year ended December 31, 1996 from 15.3% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 32.3% for the year ended December 31, 1996 from 39.5% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in oil and gas sales during the year ended December 31, 1996 as compared to the year ended December 31, 1995 discussed above.


                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $47,242 (15.2%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $50,000 was related to a decrease in the average price of gas sold and approximately $5,000 was related to a decrease in volumes of oil sold, partially offset by an increase of approximately $4,000 related to an increase in the average price of oil sold and an increase of approximately $3,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 307 barrels, while volumes of gas sold increased 2,592 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Average gas prices decreased to $1.31 per Mcf for the year ended December 31, 1995 from $1.61 per Mcf for the year ended December 31, 1994, while average oil prices increased to $16.97 per barrel for the year ended December 31, 1995 from $15.30 per barrel for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $43,550 (48.1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase was primarily due to workover charges on several wells during the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses increased to 50.9% for the year ended December 31, 1995 from 29.1% for the year ended December 31, 1994. This increase was primarily a result of the workover charges incurred during the year ended December 31, 1995 and the decrease in oil and gas sales discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $26,059 (39.2%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of an increase in the estimate of remaining gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 15.3% for the year ended December 31, 1995 from 21.4% for the year ended December 31, 1994. This percentage decrease was primarily a result of the dollar decrease in deprecia-tion, depletion, and amortization as discussed above.

     General and administrative expenses increased $11,998 (13.0%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase resulted primarily from an increase in both professional fees and printing and postage expenses during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 39.5% for the year ended December 31, 1995 from 29.7% for the year ended December 31, 1994. This percentage increase was primarily a result of the dollar increase in general and adminis-trative expenses discussed above and the decrease in oil and gas sales discussed above.

                            1982-2 Program
                             -------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $102,798 (17.6%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $311,000 was related to an increase in the average price of gas sold, partially offset by decreases of approximately $11,000 and $203,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 524 barrels and 100,295 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of oil sold resulted primarily from the sale of one well during the year ended December 31, 1995. The decrease in volumes of gas sold resulted primarily from (i) the shutting-in of one well during a portion of the year ended December 31, 1996 due to a state imposed allowable restriction, (ii) a positive gas balancing adjustment on the same well during the year ended December 31, 1995, and (iii) normal declines in production due to diminished gas reserves on two wells during the year ended December 31, 1996 as compared to the year ended December 31, 1995. Average oil and gas prices increased to $21.87 per barrel and $2.02 per Mcf, respectively, for the year ended December 31, 1996 from $13.57 per barrel and $1.31 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,708 (4.0%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from the reversal of a $20,000 accrual during the year ended December 31, 1996 due to the conclusion of a certain legal contingency in favor of the 1982-2 Program (see "Item 3 - Legal Proceedings"), partially offset by an increase in production taxes associated with the increase in oil and gas sales as discussed above during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 23.6% for the year ended December 31, 1996 from 28.9% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $48,909 (45.7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 8.5% for the year ended
December 31, 1996 from 18.4% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As a result of a decline in gas prices during the first part of 1995, the 1982-2 Program recognized a non-cash charge against earnings of $14,169 during the year ended December 31, 1995. This impairment provision for oil and gas properties at December 31, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the estimated future net revenues from such oil and gas properties. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 11.8% for the year ended December 31, 1996 from 14.3% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in oil and gas sales during the year ended December 31, 1996 as compared to the year ended December 31, 1995 as discussed above.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $180,679 (23.7%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $119,000 was related to a decrease in the average price of gas sold and approximately $49,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,234 barrels and 37,696 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in volumes of oil sold resulted primarily from positive prior period volume adjustments from a purchaser on one well during the year ended December 31, 1994 and negative prior period volume adjustments on another well during the year ended December 31, 1995. The decrease in volumes of gas sold resulted primarily from (i) higher production on one well during 1994 which was recompleted in early 1994 and (ii) positive prior period volume adjustments from purchasers on several wells during the year ended December 31, 1994, partially offset by positive prior period volume adjustments on several wells during the year ended December 31, 1995. Average gas prices decreased to $1.31 per Mcf for the year ended December 31, 1995 from $1.56 per Mcf for the year ended December 31, 1994, while the average price of oil sold increased to $13.57 per barrel for the year ended December 31, 1995 from $10.96 per barrel for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $10,543 (5.9%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease resulted primarily from (i) an accrual for certain litigation costs during the year ended December 31, 1994 and
(ii) workover charges on several wells during the year ended December 31, 1994 which were incurred in order to improve the recovery of reserves, partially offset by workover charges on several wells during the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses increased to 28.9% for the year ended December 31, 1995 from 23.4% for the year ended December 31, 1994. This percentage increase was primarily a result of the decrease in oil and gas sales discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $93,773 (46.7%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of (i) the decrease in volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 18.4% for the year ended December 31, 1995 from 26.3% for the year ended December 31, 1994. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above, partially offset by the decrease in oil and gas sales discussed above.

     As a result of a decline in gas prices during the first part of 1995, the 1982-2 Program recognized a non-cash charge against earnings of $14,169 during the year ended December 31, 1995. This impairment provision for oil and gas properties at December 31, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the estimated future net revenues from such oil and gas properties. No similar charge was necessary during the year ended December 31, 1994.

     General and administrative expenses increased $9,532 (12.9%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase resulted from an increase in both professional fees and printing and postage expenses during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 14.3% for the year ended December 31, 1995 from 9.7% for the year ended December 31, 1994. This increase was primarily a result of the dollar increase in general and administrative expenses discussed above and the decrease in oil and gas sales during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Liquidity and Capital Resources

     Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item
5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for the year ended December 31, 1996, the 1982-1 Program's and 1982-2 Program's proved reserve quantities at December 31, 1996 would have a life of approximately 6.1 and 3.0 years, respectively, for gas reserves and
11.1 and 3.4 years, respectively, for oil reserves. However, since the Programs' reserve estimates are based on oil and gas prices at December 31, 1996, it is possible that a significant decrease in oil and gas prices from December 31, 1996 levels will reduce such reserves and their corresponding life-span.

     The Programs' available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. The Programs have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

     The Samson Companies are currently in the process of evaluating certain oil and gas properties owned by the Programs and other entities of the Samson Companies. As a result of such evaluation, it is expected that certain of these properties will be placed in bid packages and offered for sale during the first half of 1997. It is likely that the Programs will have an interest in some of the properties being sold. It is currently estimated that the value of such sales, as a percentage of total proved reserves of either Program, will range from 1% to 10%.

     The decision to accept any offer for the purchase of a property owned by one or both of the Programs will be made by Dyco after giving due consideration to the offer price and Dyco's estimate of both the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties will be distributed to the Programs and will be included in the calculation of the Programs' cash distributions for the quarter immediately following the Programs' receipt of the proceeds.

     Following completion of any sale, the Programs' quantity of proved reserves will be reduced. It is also possible that the Programs' repurchase values and future cash distributions could decline as a result of a reduction of the Programs' reserve base. On the other hand, Dyco believes there will be beneficial operating efficiencies related to the Programs' remaining properties. This is primarily due to the fact that the properties being considered for sale are more likely to bear a higher ratio of operating expenses as compared to reserves than the properties not being considered for sale. The net effect of such property sales is difficult to predict as of the date of this Annual Report.

     There can be no assurance as to the amount of the Programs' future cash distributions. The Programs' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Programs' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Programs, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Programs are not replacing production through acquisitions of producing properties and drilling. If the Programs sell any of their properties as discussed above, the Programs' quantity of proved reserves will be reduced; therefore, it is possible that the Programs' future cash distributions could decline as a result of a reduction of the Programs' reserve base.


     Inflation and Changing Prices

     Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Programs in 1996. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   REPORT OF INDEPENDENT ACCOUNTANTS


TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP

     We have audited the financial statements of the Dyco Oil and Gas Program 1982-1 Limited Partnership (a Minnesota limited partnership) as listed in Item 14(a) of this Annual Report. These financial statements are the responsibility of the Program's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1982-1 Limited Partnership at December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






                                   COOPERS & LYBRAND L.L.P.
Tulsa, Oklahoma
February 10, 1997

                       DYCO OIL AND GAS PROGRAM
                      1982-1 LIMITED PARTNERSHIP
                            Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------
                                               1996        1995
                                             --------    --------
CURRENT ASSETS:
  Cash and cash equivalents                  $135,676    $ 29,087
  Accrued oil and gas sales,
    including $33,654 due from
    related parties at 1995 (Note 2)           64,236      46,151
                                              -------     -------
    Total current assets                     $199,912    $ 75,238

NET OIL AND GAS PROPERTIES,
  utilizing the full cost method              176,741     216,077

DEFERRED CHARGE                                59,347      59,970
                                              -------     -------

                                             $436,000    $351,285
                                              =======     =======

                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                           $  7,000    $  6,648
                                              -------     -------
    Total current liabilities                $  7,000    $  6,648

ACCRUED LIABILITY                              53,236      55,380

PARTNERS CAPITAL:
  General Partner, issued and
    outstanding, 100 Units                      3,757       2,892
  Limited Partners, issued and
    outstanding, 10,000 Units                 372,007     286,365
                                              -------     -------
    Total Partners' Capital                  $375,764    $289,257
                                              -------     -------

                                             $436,000    $351,285
                                              =======     =======


                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1982-1 LIMITED PARTNERSHIP
                       Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994


                                      1996      1995       1994
                                   ---------- ---------  --------

REVENUES:
  Oil and gas sales, including
    $195,118 and $252,043
    of sales to related parties
    in 1995 and 1994 (Note 2)       $317,267   $263,331  $310,573
  Interest                             2,656        207     3,610
                                     -------    -------   -------

                                    $319,923   $263,538  $314,183

COSTS AND EXPENSES:
  Lease operating                   $ 86,759   $115,436  $ 73,341
  Production taxes                    22,755     18,645    17,190
  Depreciation, depletion and
    amortization of oil and
    gas properties                    21,362     40,413    66,472
  General and administrative         102,540    104,106    92,108
                                     -------    -------   -------

                                    $233,416   $278,600  $249,111
                                     -------    -------   -------

NET INCOME (LOSS)                   $ 86,507  ($ 15,062) $ 65,072
                                     =======    =======   =======

GENERAL PARTNER (1%) - NET
  INCOME (LOSS)                     $    865  ($    151) $    651
                                     =======    =======   =======

LIMITED PARTNERS (99%) - NET
  INCOME (LOSS)                     $ 85,642  ($ 14,911) $ 64,421
                                     =======    =======   =======

NET INCOME (LOSS) per Unit          $      9  ($      1) $      6
                                     =======    =======   =======

UNITS OUTSTANDING                     10,100    10,100     10,100
                                     =======    =======   =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1982-1 LIMITED PARTNERSHIP
                    Statements of Partners' Capital
         For the Years Ended December 31, 1996, 1995, and 1994


                             General      Limited
                             Partner     Partners       Total
                            ---------   ----------    ----------

Balances at Dec. 31, 1993    $4,412     $436,835      $441,247
  Cash distributions        ( 2,020)   ( 199,980)    ( 202,000)
  Net income                    651       64,421        65,072
                              ----       -------       -------

Balances at Dec. 31, 1994    $3,043     $301,276      $304,319
  Net income (loss)         (   151)   (  14,911)    (  15,062)
                              -----      -------       -------

Balances at Dec. 31, 1995    $2,892     $286,365      $289,257
  Net income                    865       85,642        86,507
                              -----      -------       -------

Balances at Dec. 31, 1996    $3,757     $372,007      $375,764
                              =====      =======       =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1982-1 LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                          1996       1995      1994
                                       ---------   --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $ 86,507   ($15,062) $ 65,072
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation, depletion, and amorti-
      zation of oil and gas properties    21,362     40,413    66,472
    (Increase) decrease in accrued
      oil and gas sales                (  18,085)  ( 31,280)   57,721
    (Increase) decrease in deferred
      charge                                 623     42,299 (  99,973)
    Increase (decrease) in accounts
      payable                                352   (    489)      790
    Decrease in gas imbalance
      payable                               -          -    (  74,559)
    Decrease in related party
      payable                               -          -    (  58,249)
    Increase (decrease) in accrued
      liability                        (   2,144)  ( 23,522)   78,902
                                         -------     ------   -------
  Net cash provided by operating
    activities                          $ 88,615    $12,359  $ 36,176
                                         -------     ------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
    gas properties                      $ 20,005    $    26  $ 10,290
  Additions to oil and gas properties  (   2,031)  (     88)(     767)
                                         -------     ------   -------
  Net cash provided (used) by investing
    activities                          $ 17,974   ($    62) $  9,523
                                         -------     ------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    $   -       $   -
($202,000)
                                         -------     ------   -------
  Net cash used by financing
    activities                          $   -       $   -   ($202,000)
                                         -------     ------   -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $106,589    $12,297 ($156,301)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                               29,087     16,790   173,091
                                         -------     ------   -------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                $135,676    $29,087  $ 16,790
                                         =======     ======   ======

                The accompanying notes are an integral
                  part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                     Notes to Financial Statements
         For the Years Ended December 31, 1996, 1995, and 1994


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The Dyco Oil and Gas Program 1982-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on June 14, 1982. Dyco Petroleum Corporation ("Dyco") is the general partner of the Program. Affiliates of Dyco owned 4,172.16 (41.3%) of the Program's Units at December 31, 1996.

     The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


     Cash and Cash Equivalents

     The Program considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Program to be subject to risk.


     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.

     Oil and Gas Properties

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1996, 1995, and 1994 were $0.15, $0.22, and $0.36, respectively. The Program's calculation of depreci-ation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. In addition, SEC rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

     Deferred Charge

     The Deferred Charge at December 31, 1996 and 1995 represents costs deferred for lease operating expenses incurred in connection with the Program's underproduced gas imbalance position. At December 31, 1996, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 103,392 Mcf, resulting in prepaid lease operating expenses of $59,347. At December 31, 1995, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 123,727 Mcf, resulting in prepaid lease operating expenses of $59,970.

     Accrued Liability

     The Accrued Liability at December 31, 1996 and 1995 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance position. At December 31, 1996, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 92,745 Mcf, resulting in accrued lease operating expenses of $53,236. At December 31, 1995, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 114,257 Mcf, resulting in accrued lease operating expenses of $55,380.

     Oil and Gas Sales

     The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 1996 and 1995 no such liability was recorded.

     Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accrued oil and gas sales, the deferred charge, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.

     Income Taxes

     Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

2.   TRANSACTIONS WITH RELATED PARTIES

     Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1996, 1995, and 1994, such expenses totaled $102,540, $104,106, and
     $92,108, respectively, of which $74,460 was paid each year to Dyco and its affiliates.

     Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     During 1994 and 1995 the Program sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like and other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Program until December 6, 1995. During 1995 and 1994, these sales totaled $195,118 and $252,043, respectively. At December 31, 1995, accrued oil and gas sales included $33,654 due from El Paso.


3.   MAJOR CUSTOMERS

     The following purchasers individually accounted for more than 10% of the combined oil and gas sales of the Program for the years ended December 31, 1996, 1995, and 1994:


             Purchaser      1996     1995     1994
             ---------      -----    -----    -----

             El Paso        86.0%    74.1%    81.2%
             National
               Cooperative
               Refinery       - %    20.4%      - %

     In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Program is presented pursuant to the disclosure requirements promulgated by the SEC.


     Capitalized Costs

     The Program's capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance were as follows:


                                             December 31,
                                     ----------------------------
                                         1996           1995
                                     -------------  -------------

     Proved properties                $52,550,911    $52,568,885

     Unproved properties, not
       subject to depreciation,
       depletion, and amortization           -              -
                                       ----------     ----------

                                      $52,550,911    $52,568,885

     Less accumulated depreciation,
       depletion, amortization, and
       valuation allowance           ( 52,374,170)  ( 52,352,808)
                                       ----------     ----------

     Net oil and gas properties       $   176,741    $   216,077
                                       ==========     ==========


     Costs Incurred

     Costs incurred by the Program in connection with its oil and gas property acquisition, exploration, and development activities were as follows:

                                         December 31,
                                   -------------------------
                                    1996     1995     1994
                                   ------    ----     ----

    Acquisition of properties      $ -      $  -     $  -
    Exploration costs                -         -        -
    Development costs               2,031      88      767
                                    -----    ----     ----

    Total costs incurred           $2,031   $  88    $ 767
                                    =====    ====     ====

     Quantities of Proved Oil and Gas Reserves - Unaudited

     Set forth below is a summary of the changes in the net quantities of the Program's  proved crude oil and gas reserves for the years  ended December 31, 1996, 1995, and 1994.  Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco.  All of the
     Program's reserves are located in the United States.


                                       1996                 1995                  1994
                              -------------------    -------------------   -------------------
                                 Oil       Gas          Oil       Gas         Oil        Gas
                               (Bbls)     (Mcf)       (Bbls)     (Mcf)      (Bbls)      (Mcf)
                              --------  ---------    --------  ---------   --------   ---------
Proved reserves,
  beginning of year             9,674    633,507      9,615     683,841     13,380     667,373

Revisions of previous
  estimates                    12,955    338,350      2,367     120,461    ( 1,150)    187,827

Sales of reserves                -      (  4,104)      -           -          -       (  3,156)

Extensions and
  discoveries                    -          -          -           -          -           -

Production                    ( 1,868)  (135,616)    (2,308)   (170,795)   ( 2,615)   (168,203)
                               ------    -------      -----     -------     ------     -------

Proved reserves,
  end of year                  20,761    832,137      9,674     633,507      9,615     683,841
                               ======    =======      =====     =======     ======     =======

Proved developed reserves:
  Beginning of year             9,674    633,507      9,615     683,841     13,378     666,911
                               ------    -------      -----     -------     ------     -------
  End of year                  20,761    832,137      9,674     633,507      9,615     683,841
                               ======    =======      =====     =======     ======     =======

     The  process  of  estimating oil  and  gas  reserves is  complex, requiring significant  subjective decisions in the  evaluation of available geological,  engineering, and  economic  data for  each
     reservoir.    The   data  for  a   given  reservoir  may   change
     substantially  over time  as  a result  of,  among other  things,
     additional   development   activity,   production  history,   and
     viability of  production under varying economic  conditions; con-
     sequently, it  is reasonably possible that  material revisions to
     existing  reserve  estimates  may   occur  in  the  near  future.
     Although every reasonable effort has been made to ensure that the reserve  estimates  reported herein  represent the  most accurate assessment possible, the significance of the subjective decisions required and  variances in available data  for various reservoirs make these estimates generally  less precise than other estimates presented in connection with financial statement disclosures.

                   REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP

     We have audited the  financial statements of the Dyco Oil and Gas
Program 1982-2 Limited  Partnership (a Minnesota  limited partnership)
as listed  in  Item 14(a)  of  this Annual  Report.   These  financial
statements  are the responsibility  of the Program's  management.  Our responsibility is to  express an opinion on these financial statements based on our audits.

     We  conducted our  audits in  accordance with  generally accepted auditing  standards.  Those standards require that we plan and perform the audit to  obtain reasonable assurance about  whether the financial
statements  are  free of  material  misstatement.   An  audit includes
examining, on a test  basis, evidence supporting the amounts  and dis-
closures  in  the  financial  statements.    An  audit  also  includes
assessing  the accounting  principles  used and  significant estimates made  by  management, as  well  as  evaluating the  overall  financial
statement  presentation.    We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1982-2 Limited Partnership at December
31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                              COOPERS & LYBRAND L.L.P.
Tulsa, Oklahoma
February 10, 1997

                       DYCO OIL AND GAS PROGRAM
                      1982-2 LIMITED PARTNERSHIP
                            Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------
                                               1996        1995
                                             --------    --------
CURRENT ASSETS:
  Cash and cash equivalents                  $208,342    $160,547
  Accrued oil and gas sales, including
    $78,204 due from related parties
    at 1995 (Note 2)                          154,243      90,919
                                              -------     -------
    Total current assets                     $362,585    $251,466

NET OIL AND GAS PROPERTIES,
  utilizing the full cost method              258,490     340,653

DEFERRED CHARGE                                24,567      24,820
                                              -------     -------

                                             $645,642    $616,939
                                              =======     =======

                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                           $  7,947    $ 27,055
  Gas imbalance payable                        48,915       8,822
                                              -------     -------
    Total current liabilities                $ 56,862    $ 35,877

ACCRUED LIABILITY                              86,645      67,850

PARTNERS' CAPITAL:
  General Partner, issued and
    outstanding, 80 Units                       5,021       5,132
  Limited Partners, issued and
  outstanding, 8,000 Units                    497,114     508,080
                                              -------     -------
    Total Partners' Capital                  $502,135    $513,212
                                              -------     -------
                                             $645,642    $616,939
                                              =======     =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1982-2 LIMITED PARTNERSHIP
                       Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994


                                       1996      1995      1994
                                     --------  --------  --------

REVENUES:
  Oil and gas sales, including
    $471,392 and $626,073 of
    sales to related parties
    in 1995 and 1994 (Note 2)        $685,439  $582,641  $763,320
  Interest                              8,214     7,766     5,542
                                      -------   -------   -------

                                     $693,653  $590,407  $768,862

COSTS AND EXPENSES:
  Lease operating                    $110,110  $126,949  $123,535
  Production taxes                     51,460    41,329    55,286
  Depreciation, depletion and
    amortization of oil and
    gas properties                     58,142   107,051   200,824
  Impairment provision                   -       14,169      -
  General and administrative           81,018    83,226    73,694
                                      -------   -------   -------

                                     $300,730  $372,724  $453,339
                                      -------   -------   -------
NET INCOME                           $392,923  $217,683  $315,523
                                      =======   =======   =======

GENERAL PARTNER (1%) - NET INCOME    $  3,929  $  2,177  $  3,155
                                      =======   =======   =======

LIMITED PARTNERS (99%) - NET INCOME  $388,994  $215,506  $312,368
                                      =======   =======   =======

NET INCOME per Unit                  $     49  $     27  $     39
                                      =======   =======   =======

UNITS OUTSTANDING                       8,080     8,080     8,080
                                      =======   =======   =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1982-2 LIMITED PARTNERSHIP
                    Statements of Partners' Capital
         For the Years Ended December 31, 1996, 1995, and 1994


                             General      Limited
                             Partner     Partners       Total
                             -------     --------      -------

Balances at Dec. 31, 1993    $8,284     $820,122      $828,406
  Cash distributions        ( 6,060)   ( 599,940)    ( 606,000)
  Net income                  3,155      312,368       315,523
                              -----      -------       -------

Balances at Dec. 31, 1994    $5,379     $532,550      $537,929
  Cash distributions        ( 2,424)   ( 239,976)    ( 242,400)
  Net income                  2,177      215,506       217,683
                              -----      -------       -------

Balances at Dec. 31, 1995    $5,132     $508,080      $513,212
  Cash distributions        ( 4,040)   ( 399,960)    ( 404,000)
  Net income                  3,929      388,994       392,923
                              -----      -------       -------

Balances at Dec. 31, 1996    $5,021     $497,114      $502,135
                              =====      =======       =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1982-2 LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                         1996       1995       1994
                                      ---------- ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $392,923   $217,683   $315,523
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Depreciation, depletion, and amorti-
      zation of oil and gas properties   58,142    107,051    200,824
    Impairment provision                   -        14,169       -
    (Increase) decrease in accrued oil
      and gas sales                   (  63,324)    18,684  (   5,756)
    (Increase) decrease in deferred
      charge                                253     11,090  (  35,910)
    Increase (decrease) in accounts
      payable                         (  19,108) (     241)    18,742
    Increase (decrease) in gas
      imbalance payable                  40,093  (  32,033) (   3,333)
    Increase in accrued liability        18,795      7,534     27,995
                                        -------    -------    -------
  Net cash provided by operating
    activities                         $427,774   $343,937   $518,085
                                        -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
    gas properties                     $ 24,081   $  2,402   $ 12,680
  Additions to oil and gas properties (      60) (   3,273) (     712)
                                        -------    -------    -------
  Net cash provided (used) by investing
    activities                         $ 24,021  ($    871)  $ 11,968
                                        -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                  ($404,000) ($242,400) ($606,000)
                                        -------    -------    -------
  Net cash used by financing
    activities                        ($404,000) ($242,400) ($606,000)
                                        -------    -------    -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                 $ 47,795   $100,666  ($ 75,947)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                             160,547     59,881    135,828
                                        -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                               $208,342   $160,547   $ 59,881
                                        =======    =======    =======

                The accompanying notes are an integral
                  part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                     Notes to Financial Statements
         For the Years Ended December 31, 1996, 1995, and 1994


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The  Dyco  Oil and  Gas Program  1982-2 Limited  Partnership (the
     "Program   "),  a   Minnesota   limited  partnership,   commenced
     operations on March 1, 1983.  Dyco Petroleum Corporation ("Dyco")
     is  the general partner of the Program.  Affiliates of Dyco owned
     3,056.56 (37.8%) of the Program's Units at December 31, 1996.

     The Program's sole business is the development and production  of
     oil and  gas with a  concentration on gas.   Substantially all of
     the Program's gas reserves are being sold regionally in the "spot
     market."   Due  to  the highly  competitive  nature of  the  spot
     market,  prices on the spot  market are subject  to wide seasonal and regional pricing fluctuations.  In addition, such spot market sales  are generally short-term in  nature and are dependent upon the obtaining of transportation services provided by pipelines.


     Cash and Cash Equivalents

     The Program considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Program to be subject to risk.


     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major
     Customers.

     Oil and Gas Properties

     Oil  and gas  operations are  accounted for  using the  full cost
     method of  accounting.   All productive and  non-productive costs
     associated with  the acquisition, exploration, and development of
     oil and  gas  reserves are  capitalized.   Capitalized costs  are
     depleted on the  gross revenue method  using estimates of  proved reserves.  The full cost amortization rates per equivalent Mcf of gas  produced during the years ended December 31, 1996, 1995, and
     1994 were $0.17, $0.24,  and $0.41, respectively.   The Program's
     calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves  and estimated dismantlement  and abandonment costs, net
     of estimated salvage values.   In the event the  unamortized cost
     of oil and gas  properties being amortized exceeds the  full cost
     ceiling   (as   defined   by    the   Securities   and   Exchange
     Commission("SEC")) the excess is  charged to expense in the  year during  which such excess occurs.  In addition, SEC rules provide that  if prices decline subsequent  to year end,  any excess that results from these declines may also be charged to expense during
     the current year.   During the year ended December  31, 1995, the
     Program  charged to  expense an  impairment provision  of $14,169 which represents the amount of unamortized oil and gas properties
     which  exceeded the  full cost  ceiling.   No such  provision was
     incurred in 1996 or  1994.  Sales and abandonments  of properties are  accounted for  as adjustments  of capitalized costs  with no
     gain  or   loss   recognized,  unless   such  adjustments   would
     significantly  alter the  relationship between  capitalized costs and proved oil and gas reserves.


     Deferred Charge

     The Deferred  Charge at  December  31, 1996  and 1995  represents
     costs  deferred   for  lease   operating  expenses   incurred  in
     connection   with  the  Program's   underproduced  gas  imbalance
     position.    At December  31,  1996, cumulative  total  gas sales
     volumes for underproduced wells were less than the Program's pro-
     rata share of  total gas  production from these  wells by  76,013
     Mcf, resulting  in prepaid  lease operating expenses  of $24,567.
     At  December 31,  1995, cumulative  total gas  sales volumes  for underproduced wells  were less than the  Program's pro-rata share of total gas production from these wells by 99,718 Mcf, resulting in prepaid lease operating expenses of $24,820.

     Accrued Liability

     The  Accrued Liability at  December 31, 1996  and 1995 represents
     charges  accrued  for   lease  operating  expenses  incurred   in
     connection   with  the   Program's  overproduced   gas  imbalance
     position.   At  December 31,  1996,  cumulative total  gas  sales
     volumes for  overproduced wells  exceeded the  Program's pro-rata share  of total gas production  from these wells  by 268,085 Mcf,
     resulting in  accrued lease  operating expenses  of $86,645.   At
     December  31,  1995,  cumulative  total  gas  sales  volumes  for overproduced wells exceeded the Program's pro-rata share of total gas  production from  these wells  by  272,600 Mcf,  resulting in future lease operating expenses of $67,850.


     Oil and Gas Sales and Gas Imbalance Payable

     The  Program's  oil  and  condensate production  is  sold,  title passed, and revenue  recognized at  or near  the Program's  wells under  short-term  purchase  contracts  at  prevailing prices  in accordance  with  arrangements which  are  customary  in the  oil industry.  Sales of  gas applicable to the Program's  interest in producing oil and gas leases are recorded as income when  the gas is  metered  and  title  transferred pursuant  to  the  gas sales contracts  covering  the  Program's  interest  in  gas  reserves.
     During such  times as the Program's  sales of gas exceed  its pro rata  ownership  in a  well, such  sales  are recorded  as income unless  total  sales from  the well  have exceeded  the Program's share of estimated total gas reserves underlying the  property at
     which time such excess is  recorded as a liability.   At December
     31,  1996, total sales exceeded  the Program's share of estimated
     total  gas reserves  on one  well by  $48,915 (32,610  Mcf).   At
     December  31, 1995, total  sales exceeded the  Program's share of estimated total gas reserves  on one well by $8,822  (4,478 Mcf).
     These amounts were recorded as gas imbalance payables at December
     31, 1996 and 1995 in accordance with the sales method.

     Use of Estimates in Financial Statements

     The  preparation  of  financial  statements  in  conformity  with generally accepted accounting  principles requires management  to make estimates  and assumptions that affect  the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities  at  the date  of  the financial  statements  and the reported amounts  of revenues  and expenses during  the reporting
     period.    Actual  results  could differ  from  those  estimates.
     Further,  accrued oil and gas sales, the deferred charge, the gas
     imbalance  payable,  and   the  accrued  liability  all   involve
     estimates which  could materially differ from  the actual amounts
     ultimately realized or incurred  in the near term.   A contingent
     liability, which was accrued in a  prior period in the amount  of
     $20,000, resulted in no liability to the Program and was reversed
     during the year  ended December 31, 1996.   Oil and gas  reserves
     (see  Note  4) also  involve  significant  estimates which  could materially differ from the actual amounts ultimately realized.


     Income Taxes

     Income  or  loss for  income tax  purposes  is includable  in the
     income tax returns of the partners.   Accordingly, no recognition
     has been  given to  income  taxes in  the accompanying  financial statements.


2.   TRANSACTIONS WITH RELATED PARTIES

     Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1996, 1995, and 1994, such expenses totaled $81,018, $83,226, and
     $73,694, respectively, of which $58,440 was paid each year to Dyco and its affiliates.

     Affiliates  of  the  Program  operate certain  of  the  Program's
     properties.   Their  policy  is  to  bill  the  Program  for  all
     customary  charges and cost  reimbursements associated with these activities, together with any  compressor rentals, consulting, or other services provided.

     During 1994 and 1995 the Program sold gas at market  prices to El
     Paso  Energy Marketing  Company,  formerly known  as Premier  Gas
     Company ("El Paso").   El Paso, like other similar  gas marketing
     firms,  then resold such gas  to third parties  at market prices.
     El Paso was an  affiliate of the Program until December  6, 1995.
     During 1995 and 1994, these sales totaled  $471,392 and $626,073,
     respectively.   At December 31,  1995, accrued oil  and gas sales
     included $78,204 due from El Paso.


3.   MAJOR CUSTOMERS

     The following purchaser individually accounted for more than 10% of the combined oil and gas sales (excluding the gas imbalance adjustment) of the Program for the years ended December 31, 1996, 1995, and 1994:


                  Purchaser        1996     1995     1994
                  ---------        -----    -----    -----

                  El Paso          94.7%    80.9%    82.0%

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

4.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Program is presented pursuant to the disclosure requirements promulgated by the SEC.

     Capitalized Costs

     The Program's capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance were as follows:


                                             December 31,
                                     ----------------------------
                                         1996           1995
                                     -------------  -------------

     Proved properties                $38,308,758    $38,332,779

     Unproved properties, not
       subject to depreciation,
       depletion, and amortiza-
       tion                                  -              -
                                       ----------     ----------
                                      $38,308,758    $38,332,779

     Less accumulated depreciation,
       depletion, amortization, and
       valuation allowance           ( 38,050,268)  ( 37,992,126)
                                       ----------     ----------

     Net oil and gas properties       $   258,490    $   340,653
                                       ==========     ==========


     Costs Incurred

     Costs incurred by the Program in connection with its oil and gas property acquisition, exploration, and development activities were as follows:


                                        December 31,
                                   ---------------------
                                   1996     1995    1994
                                   ----     -----   ----

     Acquisition of properties    $  -     $  -     $ -
     Exploration costs               -        -       -
     Development costs               60     3,273    712
                                   ----     -----    ---

     Total costs incurred         $  60    $3,273   $712
                                   ====     =====    ===


     Quantities of Proved Oil and Gas Reserves - Unaudited

     Set forth below is a summary of the changes in the net quantities of the Program's  proved crude oil and gas reserves for the years  ended December 31, 1996, 1995, and 1994.  Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco.  All of the
     Program's reserves are located in the United States.


                                   1996                    1995                    1994
                           --------------------    --------------------    --------------------
                             Oil        Gas          Oil        Gas          Oil        Gas
                           (Bbls)      (Mcf)       (Bbls)      (Mcf)       (Bbls)      (Mcf)
                           -------  -----------    -------  -----------    -------  -----------
Proved reserves,
  beginning of year           707      973,504      5,072    1,136,576      4,798    1,270,385

Revisions of previous
  estimates                   150      397,810     (  240)     274,362      2,212      341,343

Sales of reserves          (   69)  (    7,689)    (3,421)  (       47)      -      (       69)

Extensions and
  discoveries                -            -          -            -          -            -

Production                 (  180)  (  337,092)    (  704)  (  437,387)    (1,938)  (  475,083)
                            -----    ---------      -----    ---------      -----    ---------

Proved reserves,
  end of year                 608    1,026,533        707      973,504      5,072    1,136,576
                            =====    =========      =====    =========      =====    =========

Proved developed reserves:
  Beginning of year           707      973,504      5,072    1,136,576      4,798    1,234,984
                            -----    ---------      -----    ---------      -----    ---------
  End of year                 608    1,026,533        707      973,504      5,072    1,136,576
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

           NAME        AGE         POSITION WITH DYCO
     ----------------  ---  --------------------------------
     Dennis R. Neill    44  President and Director

     Patrick M. Hall    38  Chief Financial Officer

     Judy K. Fox        45  Secretary

     The director will hold office until the next annual meeting of shareholders of Dyco and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

     Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Dyco on June 18, 1991, and was named President of Dyco on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company; President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Geodyne Resources, Inc. and its subsidiaries, Berry Gas Company, Circle L Drilling Company, and Compression, Inc.; and President and Chairman of the Board of Directors of Samson Securities Company.

     Patrick M. Hall joined the Samson Companies in 1983, was named a Vice President of Dyco on June 18, 1991, and was named Chief Financial Officer of Dyco on June 30, 1996. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall also serves as Senior Vice President - Controller of Samson Investment Company.

     Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Dyco on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Geodyne Resources, Inc. and its subsidiaries, Samson Hydrocarbons Company, and Samson Properties Incorporated.


ITEM 11.  EXECUTIVE COMPENSATION

     The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1996:

         Compensation/Reimbursement to Dyco and its affiliates
                  Three Years Ended December 31, 1996



Type of Compensation/Reimbursement(1)            Expense
-------------------------------------   -------------------------
                                         1996     1995     1994
                                        -------  -------  -------
1982-1 Program
--------------

  Compensation:
    Operations                          $   (2)  $   (2)  $   (2)
    Gas Marketing                       $   (3)  $   (3)  $   (3)

  Reimbursements:
    General and Administrative,
      Geological, and Engineering
      Expenses and Direct Expenses(4)   $74,460  $74,460  $74,460

1982-2 Program
--------------

  Compensation:
    Operations                          $   (2)  $   (2)  $   (2)
    Gas Marketing                       $   (3)  $   (3)  $   (3)

  Reimbursements:
    General and Administrative,
      Geological, and Engineering
      Expenses and Direct Expenses(4)   $58,440  $58,440  $58,440

----------

(1) The authority for all of such compensation and reimbursement is the Program Agreements. With respect to the Operations activities noted in the table, management believes that such compensation is equal to or less than that charged by unaffiliated persons in the same geographic areas and under the same conditions.
(2) Affiliates of the Programs serve as operator of a significant portion of the Programs' wells. Dyco, as General Partner, contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. The dollar amount of such compen-sation paid by the Programs to such affiliates is impossible to quantify as of the date of this Annual Report.

(3) During 1994 and 1995 El Paso, an affiliate of the Programs until December 6, 1995, purchased a portion of the Programs' gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. For the years ended December 31, 1995 and 1994, the 1982-1 Program sold $195,118 and $252,043, respectively, of gas to El Paso. For the years ended December 31, 1995 and 1994, the 1982-2 Program sold $471,392 and $626,073, respectively, of gas to El Paso. After December 6, 1995, the Programs' gas was marketed by Dyco and its affiliates, who were reimbursed for such activities as general and administrative expenses.
(4) The Programs reimburse Dyco and its affiliates for reasonable and necessary general and administrative, geological, and engineering expenses and direct expenses incurred in connection with their management and operation of the Programs. The directors, officers, and employees of Dyco and its affiliates receive no direct remuneration from the Programs for their services to the Programs. See "Salary Reimbursement Table" below. The allocable general and administrative, geological, and engineering expenses are apportioned on a reasonable basis between the Programs' business and all other oil and gas activities of Dyco and its affiliates, including Dyco's management and operation of affiliated oil and gas limited partnerships. The allocation to the Programs of these costs is made by Dyco as General Partner.


     As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Programs' operations. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1996:

                                         1982-1 Program
                                         --------------
                                      Salary Reimbursement
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -

Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $40,581     -       -         -            -          -         -
                  1995   $40,655     -       -         -            -          -         -
                  1996   $43,559     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Dyco until June 30, 1996.
(2)  The general and  administrative expenses paid  by the Program  and attributable to  salary reimbursements do not include any salary  or other compensation attributable to Mr. Tholen or Mr. Neill.
(3)  Mr. Neill became President of Dyco on June 30, 1996.
(4)  No  officer or  director of  Dyco or  its affiliates  provides full-time  services  to the
     Program and no individual's  salary or other compensation  reimbursement from the  Program equals or exceeds $100,000 per annum.

                                         1982-2 Program
                                         --------------
                                      Salary Reimbursement
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -

Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $31,850     -       -         -            -          -         -
                  1995   $31,908     -       -         -            -          -         -
                  1996   $34,187     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Dyco until June 30, 1996.
(2)  The general and  administrative expenses paid  by the Program  and attributable to  salary reimbursements do not include any salary  or other compensation attributable to Mr. Tholen or Mr. Neill.
(3)  Mr. Neill became President of Dyco on June 30, 1996.
(4)  No  officer or  director of  Dyco or  its affiliates  provides full-time  services  to the
     Program and no individual's  salary or other compensation  reimbursement from the  Program equals or exceeds $100,000 per annum.

     In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1996, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. Such companies may have provided equipment and services for wells in which the Programs have an interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells bill the Programs for a portion of such costs based upon the Programs' interest in the well.


ITEM 12.  SECURITY   OWNERSHIP  OF   CERTAIN  BENEFICIAL   OWNERS  AND
          MANAGEMENT

     The following table provides information as to the beneficial ownership of the Programs' Units as of January 31, 1997 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.
                                            Number of Units
                                             Beneficially
                                            Owned (Percent
             Beneficial Owner               of Outstanding)
     ---------------------------------     -----------------

     1982-1 Program:
     --------------

       Samson Resources Company            4,172.16  (41.3%)

       All directors, officers, and
         affiliates of Dyco as a group
         and Dyco (5 persons)              4,172.16  (41.3%)

     1982-2 Program:
     --------------

       Samson Resources Company            3,056.56  (37.8%)

       All directors, officers, and
         affiliates of Dyco as a group
         and Dyco (5 persons)              3,056.56  (37.8%)


     To the best knowledge of the Programs and Dyco, there were no officers, directors, or 5% owners who were delinquent filers of reports required under section 16 of the Securities Exchange Act of 1934.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain affiliates of Dyco engage in oil and gas activities independently of the Programs which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Programs and such affiliates also create potential conflicts of interest. An affiliate of the Program owns a significant amount of the Programs' Units and therefore has an identity of interest with other limited partners with respect to the operations of the Programs.

     In order to attempt to assure limited liability for limited partners as well as an orderly conduct of business, management of the Programs is exercised solely by Dyco. The Program Agreements grant Dyco broad discretionary authority with respect to the Programs' participation in drilling prospects and expenditure and control of funds, including borrowings. These provisions are similar to those contained in prospectuses and partnership agreements for other public oil and gas partnerships. Broad discretion as to general management of the Programs involves circumstances where Dyco has conflicts of interest and where it must allocate costs and expenses, or opportunities, among the Programs and other competing interests.

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

     Affiliates of the Programs are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Programs' leasehold interests. Because affiliates of the Programs who provide services to the Programs have fiduciary or other duties to other members of the Samson Companies, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily repre-sent the positions that a Program would take if it were to administer its own contracts without involvement with other members of the Samson Companies. On the other hand, management believes that the Programs' negotiating strength and contractual positions have been enhanced by virtue of its affiliation with the Samson Companies.

     For a description of certain other relationships and related transactions see "Item 11. Executive Compensation".

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

     (a)  Financial  Statements,  Financial  Statement Schedules,  and
          Exhibits.

          (1) Financial Statements: The following financial statements for the Programs as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995, and 1994 are filed as part of this report:

                    Reports of Independent Accountants
                    Balance Sheets
                    Statements of Operations
                    Statements of Partners' Capital
                    Statements of Cash Flows
                    Notes to Financial Statements

          (2)  Financial Statement Schedules:

                    None.

          (3)  Exhibits:

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

             *27.1 Financial Data Schedule containing summary finan-cial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

             *27.2 Financial Data Schedule containing summary finan-cial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

               All other Exhibits are omitted as inapplicable.


               ------------------
               *  Filed herewith.


     (b)  Reports on Form 8-K for the fourth quarter of 1996:

               None.

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              DYCO OIL AND GAS PROGRAM 1982-1
                              LIMITED PARTNERSHIP

                              By:  DYCO PETROLEUM CORPORATION
                                   General Partner
                                   February 20, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                   Dennis R. Neill
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          Feb. 20, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     Chief Financial        Feb. 20, 1997
     -------------------    Officer (Principal
        Patrick M. Hall     Financial and
                            Accounting Officer)

     /s/Judy K. Fox         Secretary              Feb. 20, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              DYCO OIL AND GAS PROGRAM 1982-2
                              LIMITED PARTNERSHIP

                              By:  DYCO PETROLEUM CORPORATION
                                   General Partner
                                   February 20, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                   Dennis R. Neill
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          Feb. 20, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     Chief Financial        Feb. 20, 1997
     -------------------    Officer (Principal
        Patrick M. Hall     Financial and
                            Accounting Officer)

     /s/Judy K. Fox         Secretary              Feb. 20, 1997
     -------------------
        Judy K. Fox

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

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of December 31, 1996 and for the year ended December 31, 1996.


------------------
*  Filed herewith.