Form 10-Q
period 1997-03-31
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 1997-05-05
CIK 718943, 718944

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended         Commission File Number
        March 31, 1997                0-12261 (1982-1)
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
                              (Unaudited)

                                ASSETS
                                         March 31,   December 31,
                                           1997         1996
                                        ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents               $190,507      $135,676
  Accrued oil and gas sales                 47,337        64,236
                                          --------      --------
     Total current assets                 $237,844      $199,912

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     163,595       176,741

DEFERRED CHARGE                             59,347        59,347
                                          --------      --------
                                          $460,786      $436,000
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  5,268      $  7,000
                                          --------      --------
     Total current liabilities            $  5,268      $  7,000

ACCRUED LIABILITY                           53,236        53,236

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 100 units                    4,022         3,757
  Limited Partners, issued and
   outstanding, 10,000 units               398,260       372,007
                                          --------      --------
     Total Partners' capital              $402,282      $375,764
                                          --------      --------
                                          $460,786      $436,000
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------       -------

REVENUES:
  Oil and gas sales                     $ 99,803       $75,554
  Interest                                 1,343           242
                                        --------       -------
                                        $101,146       $75,796

COST AND EXPENSES:
  Oil and gas production                $ 20,763       $28,112
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             13,146        11,639
  General and administrative (Note 2)     40,719        32,408
                                        --------       -------
                                        $ 74,628       $72,159
                                        --------       -------

NET INCOME                              $ 26,518       $ 3,637
                                        ========       =======
GENERAL PARTNER (1%) - net
  income                                $    265       $    36
                                        ========       =======
LIMITED PARTNERS (99%) - net
  income                                $ 26,253       $ 3,601
                                        ========       =======
NET INCOME PER UNIT                     $   2.63       $   .36
                                        ========       =======
UNITS OUTSTANDING                         10,100        10,100
                                        ========       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 26,518      $ 3,637
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            13,146       11,639
   (Increase) decrease in accrued oil
     and gas sales                         16,899     (  2,692)
   Increase (decrease) in accounts
     payable                            (   1,732)         118
                                         --------      -------
   Net cash provided by operating
     activities                          $ 54,831      $12,702
                                         --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties    $    -       ($    17)
                                         --------      -------
   Net cash used by investing
     activities                          $    -       ($    17)
                                         --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
     activities                          $    -        $   -
                                         --------      -------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $ 54,831      $12,685

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     135,676       29,087
                                         --------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $190,507      $41,772
                                         ========      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                         March 31,   December 31,
                                           1997         1996
                                        ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents               $126,358      $208,342
  Accrued oil and gas sales                114,565       154,243
                                          --------      --------
     Total current assets                 $240,923      $362,585

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     216,474       258,490

DEFERRED CHARGE                             24,567        24,567
                                          --------      --------
                                          $481,964      $645,642
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  7,152      $  7,947
  Gas imbalance payable                     48,915        48,915
                                          --------      --------
     Total current liabilities            $ 56,067      $ 56,862

ACCRUED LIABILITY                           86,645        86,645

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 80 units                     3,392         5,021
  Limited Partners, issued and
   outstanding, 8,000 units                335,860       497,114
                                          --------      --------
     Total Partners' capital              $339,252      $502,135
                                          --------      --------
                                          $481,964      $645,642
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $228,684      $162,435
  Interest                                 2,359         1,784
                                        --------      --------
                                        $231,043      $164,219

COST AND EXPENSES:
  Oil and gas production                $ 37,978      $ 48,724
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             40,857        30,216
  General and administrative (Note 2)     32,291        25,753
                                        --------      --------
                                        $111,126      $104,693
                                        --------      --------

NET INCOME                              $119,917      $ 59,526
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  1,199      $    595
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $118,718      $ 58,931
                                        ========      ========
NET INCOME PER UNIT                     $  14.84      $   7.37
                                        ========      ========
UNITS OUTSTANDING                          8,080         8,080
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


                                            1997        1996
                                         ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $119,917    $ 59,526
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             40,857      30,216
   (Increase) decrease in accrued oil
     and gas sales                          39,678   (   5,921)
   Increase (decrease) in accounts
     payable                             (     795)        875
                                          --------    --------
   Net cash provided by operating
     activities                           $199,657    $ 84,696
                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and
   gas properties                         $  1,159    $    -
                                          --------    --------
   Net cash provided by investing
     activities                           $  1,159    $    -
                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($282,800)   $    -
                                          --------    --------

   Net cash used by financing
     activities                          ($282,800)   $    -
                                          --------    --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       ($ 81,984)   $ 84,696

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      208,342     160,547
                                          --------    --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $126,358    $245,243
                                          ========    ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of March 31, 1997, statements of operations for the three months ended March 31, 1997 and 1996, and statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1997, results of operations for the three months ended March 31, 1997 and 1996 and changes in cash flows for the three months ended March 31, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the period by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1997 and 1996, the 1982-1 Program incurred such expenses totaling $40,719 and $32,408, respectively, of which $18,615 was paid each quarter to Dyco and its affiliates. During the three months ended March 31, 1997 and 1996, the 1982-2 Program incurred such expenses totaling $32,291 and $25,753, respectively, of which $14,160 was paid each quarter to Dyco and its affiliates.

     Affiliates of the Programs operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

     This Quarterly Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

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


RESULTS OF OPERATIONS
----------------------

     GENERAL DISCUSSION

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Program's gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     1982-1 PROGRAM

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                       Three months ended March 31,
                                       ----------------------------
                                          1997            1996
                                        -------          -------
      Oil and gas sales                 $99,803          $75,554
      Oil and gas production expenses   $20,763          $28,112
      Barrels produced                      527              400
      Mcf produced                       31,663           37,802
      Average price/Bbl                 $ 21.86          $ 18.43
      Average price/Mcf                 $  2.79          $  1.80

     As shown in the table above, total oil and gas sales increased $24,249 (32.1%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $31,000 was related to an increase in the average price of gas sold and approximately $2,000 was related to an increase in volumes of oil sold, partially offset by a decrease of approximately $11,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 127 barrels, while volumes of gas sold decreased 6,139 Mcf for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on one well, (ii) the sale of one gas producing well during 1996, and (iii) the shutting-in of one well during the three months ended March 31, 1997 in order to increase production capabilities. Average oil and gas prices increased to $21.86 per barrel and $2.79 per Mcf, respectively, for the three months ended March 31, 1997 from $18.43 per barrel and $1.80 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,349 (26.1%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) a decrease in general repair and maintenance expenses incurred on two wells during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, (ii) the sale of two wells during 1996, and (iii) decreases in volumes of gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 20.8% for the three months ended March 31, 1997 from 37.2% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties increased $1,507 (12.9%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from a decrease in gas prices used in the valuation of reserves at March 31, 1997, partially offset by the decrease in volumes of gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 13.2% for the three months ended March 31, 1997 from 15.4% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     General and administrative expenses increased $8,311 (25.6%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 40.8% for the three months ended March 31, 1997 from 42.9% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     1982-2 PROGRAM

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                       Three months ended March 31,
                                       ----------------------------
                                         1997             1996
                                       --------         --------
      Oil and gas sales                $228,684         $162,435
      Oil and gas production expenses  $ 37,978         $ 48,724
      Barrels produced                       84               46
      Mcf produced                       86,589           94,084
      Average price/Bbl                $  22.30         $  20.50
      Average price/Mcf                $   2.62         $   1.72

     As shown in the table above, total oil and gas sales increased $66,249 (40.8%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $78,000 was related to an increase in the average price of gas sold, partially offset by a decrease of approximately $13,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 38 barrels, while volumes of gas sold decreased 7,495 Mcf for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Average oil and gas prices increased to $22.30 per barrel and $2.62 per Mcf, respectively, for the three months ended March 31, 1997 from $20.50 per barrel and $1.72 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $10,746 (22.1%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from abandonment expenses incurred on one well during the three months ended March 31, 1996, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 16.6% for the three months ended March 31, 1997 from 30.0% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties increased $10,641 (35.2%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from a decrease in the gas price used in the valuation of reserves at March 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 17.9% for the three months ended March 31, 1997 as compared to 18.6% for the three months ended March 31, 1996.

     General and administrative expenses increased $6,538 (25.4%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 14.1% for the three months ended March 31, 1997 as compared to 15.9% for the three months ended March 31, 1996.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K for the first quarter of 1997.

          Date of Event:                January 24, 1997
          Date filed with the SEC:      January 24, 1997
          Item Included:
               Item 5 - Other Events

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


                         DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  May 5, 1997           By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  May 5, 1997           By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.