Form 10-Q
period 1997-06-30
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 1997-08-06
CIK 718943, 718944

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended         Commission File Number
        June 30, 1997                 0-12261 (1982-1)
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
                              (Unaudited)

                                ASSETS
                                          June 30,   December 31,
                                            1997        1996
                                         ---------   ------------

CURRENT ASSETS:
  Cash and cash equivalents               $215,499      $135,676
  Accrued oil and gas sales                 47,587        64,236
                                          --------      --------
     Total current assets                 $263,086      $199,912

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     157,358       176,741

DEFERRED CHARGE                             59,347        59,347
                                          --------      --------
                                          $479,791      $436,000
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  5,569      $  7,000
                                          --------      --------
     Total current liabilities            $  5,569      $  7,000

ACCRUED LIABILITY                           53,236        53,236

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 100 units                    4,209         3,757
  Limited Partners, issued and
   outstanding, 10,000 units               416,777       372,007
                                          --------      --------
     Total Partners' capital              $420,986      $375,764
                                          --------      --------
                                          $479,791      $436,000
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------       -------

REVENUES:
  Oil and gas sales                      $77,277       $86,118
  Interest                                 2,179           412
                                         -------       -------
                                         $79,456       $86,530

COST AND EXPENSES:
  Oil and gas production                 $30,630       $33,613
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              6,237        13,399
  General and administrative (Note 2)     23,885        27,293
                                         -------       -------
                                         $60,752       $74,305
                                         -------       -------

NET INCOME                               $18,704       $12,225
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $   187       $   123
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $18,517       $12,102
                                         =======       =======
NET INCOME PER UNIT                      $  1.85       $  1.21
                                         =======       =======
UNITS OUTSTANDING                         10,100        10,100
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $177,080      $161,672
  Interest                                 3,522           654
                                        --------      --------
                                        $180,602      $162,326

COST AND EXPENSES:
  Oil and gas production                $ 51,393      $ 61,725
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             19,383        25,038
  General and administrative (Note 2)     64,604        59,701
                                        --------      --------
                                        $135,380      $146,464
                                        --------      --------

NET INCOME                              $ 45,222      $ 15,862
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $    452      $    159
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $ 44,770      $ 15,703
                                        ========      ========
NET INCOME PER UNIT                     $   4.48      $   1.57
                                        ========      ========
UNITS OUTSTANDING                         10,100        10,100
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 45,222      $15,862
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            19,383       25,038
   (Increase) decrease in accrued oil
     and gas sales                         16,649     (  4,953)
   Increase (decrease) in accounts
     payable                            (   1,431)       1,234
                                         --------      -------
   Net cash provided by operating
     activities                          $ 79,823      $37,181
                                         --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and gas
   properties                            $    -        $   573
  Additions to oil and gas properties         -       (  2,031)
                                         --------      -------
   Net cash used by investing
     activities                          $    -       ($ 1,458)
                                         --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
     activities                          $    -        $   -
                                         --------      -------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $ 79,823      $35,723

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     135,676       29,087
                                         --------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $215,499      $64,810
                                         ========      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                         June 30,    December 31,
                                           1997         1996
                                        ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents               $223,431      $208,342
  Accrued oil and gas sales                 90,771       154,243
                                          --------      --------
     Total current assets                 $314,202      $362,585

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     208,381       258,490

DEFERRED CHARGE                             24,567        24,567
                                          --------      --------
                                          $547,150      $645,642
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  5,871      $  7,947
  Gas imbalance payable                     48,915        48,915
                                          --------      --------
     Total current liabilities            $ 54,786      $ 56,862

ACCRUED LIABILITY                           86,645        86,645

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 80 units                     4,057         5,021
  Limited Partners, issued and
   outstanding, 8,000 units                401,662       497,114
                                          --------      --------
     Total Partners' capital              $405,719      $502,135
                                          --------      --------
                                          $547,150      $645,642
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $113,745      $202,973
  Interest                                 1,629         2,918
                                        --------      --------
                                        $115,374      $205,891

COST AND EXPENSES:
  Oil and gas production                $ 22,443      $ 39,223
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              7,566        35,404
  General and administrative (Note 2)     18,898        21,555
                                        --------      --------
                                        $ 48,907      $ 96,182
                                        --------      --------

NET INCOME                              $ 66,467      $109,709
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $    665      $  1,097
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $ 65,802      $108,612
                                        ========      ========
NET INCOME PER UNIT                     $   8.23      $  13.58
                                        ========      ========
UNITS OUTSTANDING                          8,080         8,080
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $342,429      $365,408
  Interest                                 3,988         4,702
                                        --------      --------
                                        $346,417      $370,110

COST AND EXPENSES:
  Oil and gas production                $ 60,421      $ 87,947
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             48,423        65,620
  General and administrative (Note 2)     51,189        47,308
                                        --------      --------
                                        $160,033      $200,875
                                        --------      --------

NET INCOME                              $186,384      $169,235
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  1,864      $  1,692
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $184,520      $167,543
                                        ========      ========
NET INCOME PER UNIT                     $  23.07      $  20.94
                                        ========      ========
UNITS OUTSTANDING                          8,080         8,080
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                            1997        1996
                                         ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $186,384    $169,235
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             48,423      65,620
   (Increase) decrease in accrued oil
     and gas sales                          63,472   (  25,331)
   Increase (decrease) in accounts
     payable                             (   2,076)      1,759
                                          --------    --------
   Net cash provided by operating
     activities                           $296,203    $211,283
                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and gas
   properties                             $  1,686    $ 12,404
  Additions to oil and gas properties          -     (      60)
                                          --------    --------
   Net cash provided by investing
     activities                           $  1,686    $ 12,344
                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($282,800)  ($242,400)
                                          --------    --------

   Net cash used by financing
     activities                          ($282,800)  ($242,400)
                                          --------    --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $ 15,089   ($ 18,773)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      208,342     160,547
                                          --------    --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $223,431    $141,774
                                          ========    ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of June 30, 1997, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997, results of operations for the three and six months ended June 30, 1997 and 1996 and changes in cash flows for the six months ended June 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1997 and 1996, the 1982-1 Program incurred such expenses totaling $23,885 and $27,293, respectively, of which $18,615 was paid quarterly to Dyco and its affiliates. During the six months ended June 30, 1997 and 1996, the 1982-1 Program incurred such expenses totaling $64,604 and $59,701, respectively, of which $37,230 was paid each period to Dyco and its affiliates. During the three months ended June 30, 1997 and 1996, the 1982-2 Program incurred such expenses totaling $18,898 and $21,555, respectively, of which $14,610 was paid quarterly to Dyco and its affiliates. During the six months ended June 30, 1997 and 1996, the 1982-2 Program incurred such expenses totaling $51,189 and $47,308, respectively, of which $29,220 was paid each period to Dyco and its affiliates.

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

     1982-1 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                       Three months ended June 30,
                                       ----------------------------
                                          1997            1996
                                        -------          -------
      Oil and gas sales                 $77,277          $86,118
      Oil and gas production expenses   $30,630          $33,613
      Barrels produced                      461              633
      Mcf produced                       37,064           37,408
      Average price/Bbl                 $ 19.46          $ 19.85
      Average price/Mcf                 $  1.84          $  1.97

     As shown in the table above, total oil and gas sales decreased $8,841 (10.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $5,000 was related to a decrease in the average price of gas sold and approximately $3,000 was related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 172 barrels and 344 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Average oil and gas prices decreased to $19.46 per barrel and $1.84 per Mcf, respectively, for the three months ended June 30, 1997 from $19.85 per barrel and $1.97 per Mcf, respectively, for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,983 (8.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) the sale of two wells during 1996, (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, and (iii) a decrease in general repair and maintenance expenses incurred on one well during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 39.6% for the three months ended June 30, 1997 and 39.0% for the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $7,162 (53.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 8.1% for the three months ended June 30, 1997 from

     15.6% for the three months ended June 30, 1996. This percentage decrease was primarily due to the decrease in depreciation, depletion, and amortization discussed above, partially offset by the decreases in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses decreased $3,408 (12.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 30.9% for the three months ended June 30, 1997 and 31.7% for the three months ended June 30, 1996.


     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                        Six months ended June 30,
                                        -------------------------
                                         1997             1996
                                       --------         --------
      Oil and gas sales                $177,080         $161,672
      Oil and gas production expenses  $ 51,393         $ 61,725
      Barrels produced                      988            1,033
      Mcf produced                       68,727           75,210
      Average price/Bbl                $  20.74         $  19.30
      Average price/Mcf                $   2.28         $   1.88

     As shown in the table above, total oil and gas sales increased $15,408 (9.5%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $27,000 was related to an increase in the average price of gas sold, partially offset by a decrease of approximately $12,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 45 barrels and 6,483 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Average oil and gas prices increased to $20.74 per barrel and $2.28 per Mcf, respectively, for the six months ended June 30, 1997 from $19.30 per barrel and $1.88 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $10,332 (16.7%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) a decrease in general repair and maintenance expenses incurred on one well during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) workover expenses incurred on another well during the six months ended June 30, 1996 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 29.0% for the six months ended June 30, 1997 from 38.2% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $5,655 (22.6%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) a decrease in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 10.9% for the six months ended June 30, 1997 from 15.5% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     General and administrative expenses increased $4,903 (8.2%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from an increase in professional fees and miscellaneous expenses during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 36.5% for the six months ended June 30, 1997 and 36.9% for the six months ended June 30, 1996.

     1982-2 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                       Three months ended June 30,
                                       ----------------------------
                                         1997             1996
                                       --------         --------
      Oil and gas sales                $113,745         $202,973
      Oil and gas production expenses  $ 22,443         $ 39,223
      Barrels produced                      -                122
      Mcf produced                       68,038          102,012
      Average price/Bbl                $    -           $  21.71
      Average price/Mcf                $   1.67         $   1.96

     As shown in the table above, total oil and gas sales decreased $89,228 (44.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $67,000 and $20,000, respectively, were related to decreases in volumes and the average price of gas sold. Volumes of oil and gas sold decreased 122 barrels and 33,974 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished gas reserves on several wells. Average gas prices decreased to $1.67 per Mcf for the three months ended June 30, 1997 from $1.96 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $16,780 (42.8%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses remained relatively constant at 19.7% for the three months ended June 30, 1997 and 19.3% for the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $27,838 (78.6%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in the volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 6.7% for the three months ended June 30, 1997 from 17.4% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses decreased $2,657 (12.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in professional fees incurred during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 16.6% for the three months ended June 30, 1997 from 10.6% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                        Six months ended June 30,
                                        -------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $342,429        $365,408
      Oil and gas production expenses   $ 60,421        $ 87,947
      Barrels produced                        84             168
      Mcf produced                       154,627         196,096
      Average price/Bbl                 $  22.30        $  21.38
      Average price/Mcf                 $   2.20        $   1.85

     As shown in the table above, total oil and gas sales decreased $22,979 (6.3%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $77,000 was related to the decrease in volumes of gas sold, partially offset by an increase of approximately $54,000 related to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 84 barrels and 41,469 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished gas reserves on two wells. Average oil and gas prices increased to $22.30 per barrel and $2.20 per Mcf, respectively, for the six months ended June 30, 1997 from $21.38 per barrel and $1.85 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $27,526 (31.3%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) a prior period adjustment made by the operator of one well for compression expenses during the six months ended June 30, 1996,
     (ii) abandonment expenses incurred on another well during the six months ended June 30, 1996, and (iii) decreases in the volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six month ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 17.6% for the six months ended June 30, 1997 from 24.1% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $17,197 (26.2%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 14.1% for the six months ended June 30, 1997 from 18.0% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     General and administrative expenses increased $3,881 (8.2%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from an increase in professional fees and miscellaneous expenses during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 14.9% for the six months ended June 30, 1997 from 12.9% for the six months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the 1982-1 Program's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the 1982-2 Program's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          None.

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


                         DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  August 6, 1997        By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  August 6, 1997        By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.