Form 10-Q
period 1997-09-30
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 1997-11-04
CIK 718943, 718944

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended         Commission File Number
      September 30, 1997              0-12261 (1982-1)
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
                              (Unaudited)

                                ASSETS

                                      September 30,  December 31,
                                          1997          1996
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 36,151      $135,676
  Accrued oil and gas sales                 49,634        64,236
                                          --------      --------
     Total current assets                 $ 85,785      $199,912

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     151,614       176,741

DEFERRED CHARGE                             59,347        59,347
                                          --------      --------
                                          $296,746      $436,000
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  6,372      $  7,000
                                          --------      --------
     Total current liabilities            $  6,372      $  7,000

ACCRUED LIABILITY                           53,236        53,236

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 100 units                    2,371         3,757
  Limited Partners, issued and
   outstanding, 10,000 units               234,767       372,007
                                          --------      --------
     Total Partners' capital              $237,138      $375,764
                                          --------      --------
                                          $296,746      $436,000
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------       -------

REVENUES:
  Oil and gas sales                      $69,833       $73,603
  Interest                                 2,397           721
                                         -------       -------
                                         $72,230       $74,324

COST AND EXPENSES:
  Oil and gas production                 $24,937       $26,792
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              5,190        10,112
  General and administrative (Note 2)     23,951        22,503
                                         -------       -------
                                         $54,078       $59,407
                                         -------       -------

NET INCOME                               $18,152       $14,917
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $   182       $   149
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $17,970       $14,768
                                         =======       =======
NET INCOME PER UNIT                      $  1.80       $  1.48
                                         =======       =======
UNITS OUTSTANDING                         10,100        10,100
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $246,913      $235,275
  Interest                                 5,919         1,375
                                        --------      --------
                                        $252,832      $236,650

COST AND EXPENSES:
  Oil and gas production                $ 76,330      $ 88,517
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             24,573        35,150
  General and administrative (Note 2)     88,555        82,204
                                        --------      --------
                                        $189,458      $205,871
                                        --------      --------

NET INCOME                              $ 63,374      $ 30,779
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $    634      $    308
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $ 62,740      $ 30,471
                                        ========      ========
NET INCOME PER UNIT                     $   6.27      $   3.05
                                        ========      ========
UNITS OUTSTANDING                         10,100        10,100
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 63,374      $ 30,779
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            24,573        35,150
   (Increase) decrease in accrued oil
     and gas sales                         14,602     (   1,501)
   Increase (decrease) in accounts
     payable                            (     628)        1,162
                                         --------      --------
   Net cash provided by operating
     activities                          $101,921      $ 65,590
                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and gas
   properties                            $    554      $  8,168
  Additions to oil and gas properties         -       (   2,031)
                                         --------      --------
   Net cash provided by investing
     activities                          $    554      $  6,137
                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($202,000)     $    -
                                         --------      --------
   Net cash used by financing
     activities                         ($202,000)     $    -
                                         --------      --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($ 99,525)     $ 71,727

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     135,676        29,087
                                         --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 36,151      $100,814
                                         ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                      September 30,  December 31,
                                          1997          1996
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $114,335      $208,342
  Accrued oil and gas sales                 98,291       154,243
                                          --------      --------
     Total current assets                 $212,626      $362,585

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     193,169       258,490

DEFERRED CHARGE                             24,567        24,567
                                          --------      --------
                                          $430,362      $645,642
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  5,197      $  7,947
  Gas imbalance payable                     48,915        48,915
                                          --------      --------
     Total current liabilities            $ 54,112      $ 56,862

ACCRUED LIABILITY                           86,645        86,645

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 80 units                     2,896         5,021
  Limited Partners, issued and
   outstanding, 8,000 units                286,709       497,114
                                          --------      --------
     Total Partners' capital              $289,605      $502,135
                                          --------      --------
                                          $430,362      $645,642
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $153,808      $151,394
  Interest                                 2,994         1,798
                                        --------      --------
                                        $156,802      $153,192

COST AND EXPENSES:
  Oil and gas production                $ 36,826      $ 37,145
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             15,212        24,534
  General and administrative (Note 2)     18,878        17,727
                                        --------      --------
                                        $ 70,916      $ 79,406
                                        --------      --------

NET INCOME                              $ 85,886      $ 73,786
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $    859      $    738
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $ 85,027      $ 73,048
                                        ========      ========
NET INCOME PER UNIT                     $  10.63      $   9.13
                                        ========      ========
UNITS OUTSTANDING                          8,080         8,080
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $496,237      $516,802
  Interest                                 6,982         6,500
                                        --------      --------
                                        $503,219      $523,302

COST AND EXPENSES:
  Oil and gas production                $ 97,247      $125,092
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             63,635        90,154
  General and administrative (Note 2)     70,067        65,035
                                        --------      --------
                                        $230,949      $280,281
                                        --------      --------

NET INCOME                              $272,270      $243,021
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  2,723      $  2,430
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $269,547      $240,591
                                        ========      ========
NET INCOME PER UNIT                     $  33.70      $  30.08
                                        ========      ========
UNITS OUTSTANDING                          8,080         8,080
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                            1997        1996
                                         ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $272,270    $243,021
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             63,635      90,154
   (Increase) decrease in accrued oil
     and gas sales                          55,952   (  13,059)
   Increase (decrease) in accounts
     payable                             (   2,750)      1,333
                                          --------    --------
   Net cash provided by operating
     activities                           $389,107    $321,449
                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and gas
   properties                             $  1,686    $ 23,765
  Additions to oil and gas properties            -   (      60)
                                          --------    --------
   Net cash provided by investing
     activities                           $  1,686    $ 23,705
                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($484,800)  ($404,000)
                                          --------    --------

   Net cash used by financing
     activities                          ($484,800)  ($404,000)
                                          --------    --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                            ($ 94,007)  ($ 58,846)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      208,342     160,547
                                          --------    --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $114,335    $101,701
                                          ========    ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of September 30, 1997, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997, results of operations for the three and nine months ended September 30, 1997 and 1996 and changes in cash flows for the nine months ended September 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Programs' calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1997 and 1996, the 1982-1 Program incurred such expenses totaling $23,951 and $22,503, respectively, of which $18,615 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1997 and 1996, the
     1982-1 Program incurred such expenses totaling $88,555 and $82,204, respectively, of which $55,845 was paid each period to Dyco and its affiliates. During the three months ended September 30, 1997 and 1996, the 1982-2 Program incurred such expenses totaling $18,878 and $17,727, respectively, of which $14,610 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1997 and 1996, the 1982-2 Program incurred such expenses totaling $70,067 and $65,035, respectively, of which $43,830 was paid each period to Dyco and its affiliates.

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


RESULTS OF OPERATIONS
----------------------

     GENERAL DISCUSSION

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Programs' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     1982-1 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997            1996
                                        -------          -------
      Oil and gas sales                 $69,833          $73,603
      Oil and gas production expenses   $24,937          $26,792
      Barrels produced                      494              488
      Mcf produced                       28,953           32,968
      Average price/Bbl                 $ 18.08          $ 21.94
      Average price/Mcf                 $  2.10          $  1.91

     As shown in the table above, total oil and gas sales decreased $3,770 (5.1%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $8,000 was related to a decrease in volumes of gas sold, and $2,000 was related to the decrease in the average price of oil sold; partially offset by approximately $6,000 related to the increase in the average price of gas sold. Volumes of gas sold decreased 4,015 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished gas reserves on one well during the three months ended September 30, 1997 as compared to the three months ended
     September 30, 1996. Average oil prices decreased to $18.08 per barrel for the three months ended September 30, 1997 from $21.94 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.10 per Mcf for the three months ended September 30, 1997 from $1.91 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $1,855 (6.9%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from decreases in volumes of gas sold during the three months ended September 30, 1997 compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 35.7% for the three months ended September 30, 1997 as compared to 36.4% for the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $4,922 (48.7%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 7.4% for the three months ended September 30, 1997 from 13.7% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses increased $1,448 (6.4%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from an increase in computer consulting fees during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 34.9% for the three months ended September 30, 1997 from 30.6% for the three months ended September 30, 1996. This percentage increase was due primarily to the dollar increase in general and administrative expenses discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                         1997             1996
                                       --------         --------
      Oil and gas sales                $246,912         $235,275
      Oil and gas production expenses  $ 76,330         $ 88,517
      Barrels produced                    1,482            1,521
      Mcf produced                       97,680          108,178
      Average price/Bbl                $  19.85         $  20.15
      Average price/Mcf                $   2.23         $   1.89

     As shown in the table above, total oil and gas sales increased $11,637 (4.9%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this increase, approximately $33,000 was related to an increase in the average price of gas sold, partially offset by a decrease of approximately $20,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased by 39 barrels and 10,498 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Average oil prices decreased to $19.85 per barrel for the nine months ended September 30, 1997 from $20.15 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $2.23 per Mcf for the nine months ended September 30, 1997 from $1.89 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,187 (13.8%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) a decrease in general repair and maintenance expenses on one well and (ii) a decrease in compression expense on another well during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 30.9% for the nine months ended September 30, 1997 from 37.6% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the decrease in oil and gas production expenses as discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $10,577 (30.1%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 10.0% for the nine months ended September 30, 1997 from 14.9% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses increased $6,351 (7.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from increases in both computer consulting fees and computer upgrade expenses, which increases were partially offset by a decrease in professional fees during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 35.9% for the nine months ended September 30, 1997 as compared to 34.9% for the nine months ended September 30, 1996.

     1982-2 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                         1997             1996
                                       --------         --------
      Oil and gas sales                $153,808         $151,394
      Oil and gas production expenses  $ 36,826         $ 37,145
      Barrels produced                        6               33
      Mcf produced                       70,763           81,127
      Average price/Bbl                $  17.17         $  23.18
      Average price/Mcf                $   2.17         $   1.86

     As shown in the table above, total oil and gas sales increased $2,414 (1.6%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this increase, approximately $22,000 was related to the increase in the average price of gas sold, partially offset by a decrease of approximately $20,000 related to a decrease in the volumes of oil and gas sold . Volumes of oil and gas sold decreased 27 barrels and 10,364 Mcf, respectively, for the three months ended
     September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished gas reserves on two wells. Average oil prices decreased to $17.17 per barrel for the three months ended September 30, 1997 from $23.18 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.17 per Mcf for the three months ended September 30, 1997 from $1.86 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 23.9% for the three months ended September 30, 1997 as compared to 24.5% for the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $9,322 (38.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in the volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 9.9% for the three months ended September 30, 1997 from 16.2% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses increased $1,151 (6.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from an increase in computer consulting fees incurred during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 12.3% for the three months ended September 30, 1997 as compared to 11.7% for the three months ended September 30, 1996.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $496,237        $516,802
      Oil and gas production expenses   $ 97,247        $125,092
      Barrels produced                        90             201
      Mcf produced                       225,390         277,223
      Average price/Bbl                 $  21.96        $  21.68
      Average price/Mcf                 $   2.19        $   1.85

     As shown in the table above, total oil and gas sales decreased $20,565 (4.0%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $98,000 was related to the decrease in volumes of gas sold, partially offset by an increase of approximately $77,000 related to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 111 barrels and 51,833 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished gas reserves on several wells. Average oil and gas prices increased to $21.96 per barrel and $2.19 per Mcf, respectively, for the nine months ended September 30, 1997 from $21.68 per barrel and $1.85 per Mcf, respectively, for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $27,845 (22.3%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) abandonment expenses incurred on one well during the nine months ended September 30, 1996 and (ii) a decrease in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 19.6% for the nine months ended September 30, 1997 from 24.2% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expense discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $26,519 (29.4%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 12.8% for the nine months ended September 30, 1997 from 17.4% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     General and administrative expenses increased $5,032 (7.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from increases in both computer consulting fees and computer upgrade expenses, which increases were partially offset by a decrease in postage expenses during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 14.1% for the nine months ended September 30, 1997 from 12.6% for the nine months ended September 30, 1996. This percentage increase was primarily due to the dollar increase in general and administrative expenses discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the 1982-1 Program's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the 1982-2 Program's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  November 4, 1997      By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  November 4, 1997      By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.