Form 10-K405
period 1997-12-31
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 1998-03-24
CIK 718943, 718944

FORM 10-K405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                            the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

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

           Samson Plaza
     Two West Second Street
          Tulsa, Oklahoma                           74103
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (918) 583-1791

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
      Units of limited partnership interest

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes[X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. [X]

      The units of limited partnership are not publicly traded, therefore, registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the registrant.

      DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                 FORM 10-K405

                        DYCO 1982 OIL AND GAS PROGRAMS
                     (Two Minnesota limited partnerships)


                               TABLE OF CONTENTS


PART I.......................................................................3
      ITEM 1.     BUSINESS...................................................3
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................14
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......15
PART II.....................................................................15
      ITEM 5.     MARKET FOR THE REGISTRANT'S  LIMITED  PARTNERSHIP UNITS
                  AND RELATED LIMITED PARTNER MATTERS.......................15
      ITEM 6.     SELECTED FINANCIAL DATA...................................17
      ITEM 7.     MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................19
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............26
      ITEM 9.     CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................50
PART III....................................................................50
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........50
      ITEM 11.    EXECUTIVE COMPENSATION....................................51
      ITEM 12.    SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS AND
                  MANAGEMENT................................................56
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............56
PART IV.....................................................................58
      ITEM 14.    EXHIBITS,  FINANCIAL STATEMENT  SCHEDULES,  AND REPORTS
                  ON FORM 8-K...............................................58
      SIGNATURES............................................................61

PART I.


ITEM 1.  BUSINESS.

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

      Dyco currently serves as General Partner of 32 limited partnerships, including the Programs. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, the "Samson Companies") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1997, the Samson Companies owned interests in approximately 15,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1997, the Samson Companies operated approximately 2,500 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and the other Samson Companies. As of March 1, 1998 the Samson Companies employed approximately 820 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item
10. Directors and Executive Officers of the Registrant."

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

      Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Programs at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations. The provisions of these laws and regulations are complex and affect all who produce, resell, transport, or purchase gas, including the Programs. Although virtually all of the Programs' gas production is not subject to price regulation, other regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase and use gas at current levels. Accordingly, such regulations may have a material effect on the Programs' operations and projections of future oil and gas production and revenues.

      Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

      Regulation of the Environment -- The Programs' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may increase the cost of the Programs' operations or may affect the Programs' ability to timely complete existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 89.0% of the 1982-1 Program's oil and gas sales during the year ended December 31, 1997. With respect to the 1982-2 Program, purchases of gas by El Paso and Enogex Services Corporation accounted for approximately 83.6% and 12.5%, respectively, of its oil and gas sales during the year ended December 31, 1997. In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

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

      The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997, however, were somewhat higher than those yearly averages. Gas prices are currently in the middle portion of the 10-year average price range described above.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months, as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range, and in early 1998 dropped to as low as $12.00 per barrel. It is not known whether this trend will continue. Prices for the Programs' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the following year. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


ITEM 2.  PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 1997.

                              Well Statistics(1)
                            As of December 31, 1997

                                                1982-1         1982-2
                                                Program        Program
                                                -------        -------
            Gross productive wells(2):
               Oil                                  2              -
               Gas                                 18             20
                                                   --             --
                  Total                            20             20

            Net productive wells(3):
               Oil                                .79              -
               Gas                               1.95           1.95
                                                 ----           ----
                  Total                          2.74           1.95

----------

(1) The designation of a well as an oil well or gas well is made by Dyco based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used throughout this Annual Report on Form 10-K ("Annual Report"), "Gross Well" refers to a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) As used throughout this Annual Report, "Net Well" refers to the sum of the fractional working interests owned in gross wells. For example, a 15% working interest in a well represents one Gross Well, but 0.15 Net Well.

      Drilling Activities

      The Programs participated in no drilling activities for the year ended December 31, 1997.


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                              Net Production Data

                                                  Year Ended December 31,

                                               --------------------------------
                                                 1997         1996        1995
                                               --------     --------   --------
1982-1 Program:
--------------

   Production:
      Oil (Bbls)(1)                               1,906        1,868      2,308
      Gas (Mcf)(2)                              122,008      135,616    170,795

   Oil and gas sales:
      Oil                                      $ 37,204     $ 38,939   $ 39,156
      Gas                                       285,698      278,328    224,175
                                                -------      -------    -------
         Total                                 $322,902     $317,267   $263,331
                                                =======      =======    =======
   Total direct operating expenses(3)          $104,415     $109,514   $134,081
                                                =======      =======    =======

   Direct operating expenses as a
      percentage of oil and gas
      sales                                       32.3%        34.5%      50.9%

   Average sales price:
      Per barrel of oil                          $19.52       $20.85     $16.97
      Per Mcf of gas                               2.34         2.05       1.31

   Direct operating expenses per
      equivalent Mcf of gas(4)                   $  .78       $  .75     $  .73

                                                  Year Ended December 31,
                                               --------------------------------
                                                 1997         1996       1995
                                               --------     --------   --------
1982-2 Program:
--------------

   Production:
      Oil (Bbls)(1)                                 102          180        704
      Gas (Mcf)(2)                              321,119      337,092    437,387

   Oil and gas sales:
      Oil                                      $  2,191     $  3,936   $  9,554
      Gas                                       722,562      681,503    573,087
                                                -------      -------    -------
         Total                                 $724,753     $685,439   $582,641
                                                =======      =======    =======
   Total direct operating expenses(3)          $141,971     $161,570   $168,278
                                                =======      =======    =======

   Direct operating expenses as a
      percentage of oil and gas
      sales                                       19.6%        23.6%      28.9%

   Average sales price:
      Per barrel of oil                          $21.48       $21.87     $13.57
      Per Mcf of gas                               2.25         2.02       1.31

   Direct operating expenses per
      equivalent Mcf of gas(4)                   $  .44       $  .48     $  .38

----------

(1) As used throughout this Annual Report, "Bbls" refers to barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate oil.
(2) As used throughout this Annual Report, "Mcf" refers to volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of gas.
(3)   Includes lease operating  expenses and production  taxes.
(4) Oil production is converted to gas equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.


      Proved Reserves and Net Present Value

      The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 1997. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 1997. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1997. Year-end prices have generally been higher than prices during the rest of the year. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 1997 will actually be realized for such production.

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves
                            As of December 31, 1997

                                1982-1 Program:
                                --------------

         Estimated proved reserves:
            Gas (Mcf)                                       620,640
            Oil and liquids (Bbls)                           16,270

         Net present value
            (discounted at 10% per annum)                $  710,174

                                1982-2 Program:
                                --------------

         Estimated proved reserves:
            Gas (Mcf)                                     1,027,334
            Oil and liquids (Bbls)                              571

         Net present value
            (discounted at 10% per annum)                $  996,058


      No estimates of the proved reserves of the Programs comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Programs' proved reserves is contained in Note 4 to the Programs' financial statements, included in Item 8 of this Annual Report.


                            Significant Properties

                                1982-1 Program
                                --------------

      As of December 31, 1997, the 1982-1 Program's properties consisted of 20 gross (2.74 net) productive wells. The 1982-1 Program also owned a non-working interest in an additional 6 wells. Affiliates of the 1982-1 Program operate 14 (54%) of its total wells. As of December 31, 1997, the 1982-1 Program had estimated total proved reserves of 620,640 Mcf of gas and 16,270 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $710,174. Substantially all of the 1982-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin. All of the 1982-1 Program's properties are located onshore in the continental United States.

      As of December 31, 1997, the 1982-1 Program's properties in the Anadarko Basin consisted of 19 gross (2.22 net) productive wells. The 1982-1 Program also owned a non-working interest in an additional 6 wells. Affiliates of the 1982-1 Program operate 13 (52%) of its total Anadarko Basin wells. As of December 31, 1997, the 1982-1 Program had estimated total proved reserves in the Anadarko Basin of approximately 590,393 Mcf of gas and approximately 16,270 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $675,598.


                                1982-2 Program
                                --------------

      As of December 31, 1997, the 1982-2 Program's properties consisted of 20 gross (1.95 net) productive wells. The 1982-2 Program also owned a non-working interest in an additional 6 wells. Affiliates of the 1982-2 Program operate 12 (46%) of its total wells. As of December 31, 1997, the 1982-2 Program had estimated total proved reserves of 1,027,334 Mcf of gas and 571 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $996,058. All of the 1982-2 Program's reserves are located in the Anadarko Basin.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the limited partners of either Program during 1997.


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


                                1982-1 PROGRAM
                                --------------

                                       Repurchase           Cash
                                          Price         Distributions
                                       ----------       -------------

            1996:
               First Quarter               $54               $ -
               Second Quarter               54                 -
               Third Quarter                65                 -
               Fourth Quarter               65                 -

            1997:
               First Quarter               $65               $ -
               Second Quarter               65                 -
               Third Quarter                44                20
               Fourth Quarter               44                 -

            1998:
               First Quarter               $44               $ -

                                1982-2 PROGRAM
                                --------------

                                       Repurchase           Cash
                                          Price         Distributions
                                       ----------       -------------

            1996:
               First Quarter               $99               $ -
               Second Quarter               69                30
               Third Quarter                79                20
               Fourth Quarter               79                 -

            1997:
               First Quarter               $44               $35
               Second Quarter               44                 -
               Third Quarter                65                25
               Fourth Quarter               65                 -

            1998:
               First Quarter               $35               $30


      The 1982-1 Program has 10,100 Units outstanding and approximately 3,111 limited partners of record. The 1982-2 Program has 8,080 Units outstanding and approximately 2,437 limited partners of record.

ITEM 6.  SELECTED FINANCIAL DATA

      Selected Financial Data

     The following table presents selected financial data for the Programs. This data should be read in conjunction with the financial statements of the Programs, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

                                 1982-1 Program
                                 --------------
                                                                December 31,
                                          ----------------------------------------------------------------
                                            1997          1996         1995         1994         1993
                                          --------      --------     --------     --------     -----------
Summary of Operations:
   Oil and gas sales                      $322,902       $317,267    $263,331     $310,573     $441,939
   Total revenues                          329,262        319,923     263,538      314,183      476,838

   Lease operating
      expenses                              80,881         86,759     115,436       73,341       81,958
   Production taxes                         23,534         22,755      18,645       17,190       33,360
   General and administrative
      expenses                             109,234        102,540     104,106       92,108       91,041
   Depreciation, depletion,
      and amortization of oil
      and gas properties                    35,611         21,362      40,413       66,472       93,645

   Net income (loss)                        80,002         86,507    ( 15,062)      65,072      176,834
      per Unit                                7.92           8.57    (   1.49)        6.44        17.50
   Cash distributions                      202,000           -           -         202,000      808,000
      per Unit                                  20           -           -              20           80

Summary Balance Sheet Data:
   Total assets                            319,181        436,000     351,285      390,358      580,402
   Partners' capital                       253,766        375,764     289,257      304,319      441,247




                                               1982-2 Program
                                               --------------

                                                                   December 31,
                                          ---------------------------------------------------------------
                                            1997          1996         1995         1994         1993
                                          --------      --------     --------     --------     ----------
Summary of Operations:
   Oil and gas sales                      $724,753      $685,439     $582,641     $763,320     $631,384
   Total revenues                          733,617       693,653      590,407      768,862      634,650

   Lease operating
      expenses                              93,272       110,110      126,949      123,535      141,268
   Production taxes                         48,699        51,460       41,329       55,286       45,877
   General and administrative
      expenses                              86,233        81,018       83,226       73,694       73,834
   Depreciation, depletion,
      and amortization of oil
      and gas properties                    74,318        58,142      107,051      200,824      163,507
   Impairment provision                       -             -          14,169         -            -

   Net income                              431,095       392,923      217,683      315,523      210,164
      per Unit                               53.35         48.63        26.94        39.05        26.01
   Cash distributions                      484,800       404,000      242,400      606,000      444,400
      per Unit                                  60            50           30           75           55

Summary Balance Sheet Data:
   Total assets                            545,239       645,642      616,939      666,396      913,469
   Partners' capital                       448,430       502,135      513,212      537,929      828,406

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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997 however, were somewhat higher than those yearly averages. Gas prices are currently in the middle portion of the 10-year average price range described above.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range, and in early 1998 dropped to as low as $12.00 per barrel. It is not known whether this trend will continue. Prices for the Programs' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the following year. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


                             Results of Operations

                                1982-1 Program
                                --------------

                   Year Ended December 31, 1997 Compared to
                         Year Ended December 31, 1996
                   ----------------------------------------

      Total oil and gas sales increased $5,635 (1.8%) in 1997 as compared to 1996. Of this increase, approximately $35,000 was related to an increase in the average price of gas sold, which increase was partially offset by decreases of approximately $28,000 and $3,000, respectively, related to decreases in both volumes of gas sold and the average price of oil sold. Volumes of oil sold increased 38 barrels, while volumes of gas sold decreased 13,608 Mcf in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from
(i) normal declines in production and (ii) the sale of one well in 1996. Average oil prices decreased to $19.52 per barrel in 1997 from $20.85 per barrel in 1996. Average gas prices increased to $2.34 per Mcf in 1997 from $2.05 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,099 (4.7%) in 1997 as compared to 1996. This decrease resulted primarily from the decrease in volumes of gas sold in 1997. As a percentage of oil and gas sales these expenses decreased to 32.3% in 1997 from 34.5% in 1996. This percentage decrease was primarily due to the increase in the average price of gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $14,249 (66.7%) in 1997 as compared to 1996. This increase was due primarily to downward revisions in the estimates of remaining oil and gas reserves at December 31, 1997 and a decrease in oil and gas prices used to value those reserves in 1997 as compared to 1996. As a percentage of oil and gas sales, this expense increased to 11.0% in 1997 from 6.7% in 1996. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above.

      General and administrative expenses increased $6,694 (6.5%) in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 33.8% in 1997 and 32.3% in 1996.


                   Year Ended December 31, 1996 Compared to
                         Year Ended December 31, 1995
                   ----------------------------------------

      Total oil and gas sales increased $53,936 (20.5%) for 1996 as compared to 1995. Of this increase, approximately $9,000 and $126,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $9,000 and $72,000, respectively, related to decreases in the volumes of oil and gas sold. Volumes of oil and gas sold decreased 440 barrels and 35,179 Mcf, respectively, for 1996 as compared to 1995. The decrease in volumes of oil sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser on one well during 1995 and
(ii) normal declines in production due to diminished reserves on another well. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on several wells during 1995,
(ii) normal declines in production due to diminished gas reserves on several wells, and (iii) the sale of one gas producing well during 1996, partially offset by a negative gas balancing adjustment on another well during 1995. Average oil and gas prices increased to $20.85 per barrel and $2.05 per Mcf, respectively, for 1996 from $16.97 per barrel and $1.31 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $24,567 (18.3%) for 1996 as compared to 1995. This decrease resulted primarily from (i) workover expenses incurred on two wells during 1995 in order to improve the recovery of reserves, (ii) the sale of one well during 1996, (iii) a decrease in general repair and maintenance expenses on two wells during 1996 as compared to 1995, and (iv) decreases in volumes of oil and gas sold during 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 34.5% for 1996 from 50.9% for 1995. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during 1996

      Depreciation, depletion, and amortization of oil and gas properties decreased $19,051 (47.1%) for 1996 as compared to 1995. This decrease resulted primarily from an upward revision in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 6.7% for 1996 from 15.3% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during 1996.

      General and administrative expenses remained relatively constant for 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 32.3% for 1996 from 39.5% for 1995. This percentage decrease was primarily due to the increase in oil and gas sales during 1996 as compared to 1995 discussed above.


                                1982-2 Program
                                 -------------

                   Year Ended December 31, 1997 Compared to
                         Year Ended December 31, 1996
                   ----------------------------------------

      Total oil and gas sales increased $39,314 (5.7%) in 1997 as compared to 1996. Of this increase, approximately $74,000 was related to an increase in the average price of gas sold, which increase was partially offset by decreases of approximately $2,000 and $32,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 78 barrels and 15,973 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from normal declines in production, which decrease was partially offset by a positive gas balancing adjustment on one well in 1997. Average oil prices decreased to $21.48 per barrel in 1997 from $21.87 per barrel in 1996. Average gas prices increased to $2.25 per Mcf in 1997 from $2.02 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $19,599 (12.1%) in 1997 as compared to 1996. This decrease resulted primarily from the plugging of an abandoned well in 1996. As a percentage of oil and gas sales these expenses decreased to 19.6% in 1997 from 23.6% in 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expense discussed above and the increase in the average price of gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $16,176 (27.8%) in 1997 as compared to 1996. This increase was primarily due to a decrease in oil and gas prices used to value reserves in 1997 as compared to 1996. As a percentage of oil and gas sales, this expense increased to 10.3% in 1997 from 8.5% in 1996. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above.

      General and administrative expenses increased $5,215 (6.4%) in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 11.9% in 1997 and 11.8% in 1996.


                   Year Ended December 31, 1996 Compared to
                         Year Ended December 31, 1995
                   ----------------------------------------

      Total oil and gas sales increased $102,798 (17.6%) for 1996 as compared to 1995. Of this increase, approximately $311,000 was related to an increase in the average price of gas sold, partially offset by decreases of approximately $11,000 and $203,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 524 barrels and 100,295 Mcf, respectively, for 1996 as compared to 1995. The decrease in volumes of oil sold resulted primarily from the sale of one well during 1995. The decrease in volumes of gas sold resulted primarily from (i) the shutting-in of one well during a portion of 1996 due to a state imposed allowable restriction, (ii) a positive gas balancing adjustment on the same well during 1995, and (iii) normal declines in production due to diminished gas reserves on two wells 1996 as compared to 1995. Average oil and gas prices increased to $21.87 per barrel and $2.02 per Mcf, respectively, for 1996 from $13.57 per barrel and $1.31 per Mcf, respectively, 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,708 (4.0%) 1996 as compared to 1995. This decrease resulted primarily from the reversal of a $20,000 accrual during 1996 due to the conclusion of a certain legal contingency in favor of the 1982-2 Program, partially offset by an increase in production taxes associated with the increase in oil and gas sales as discussed above 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 23.6% for 1996 from 28.9% for 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $48,909 (45.7%) for
1996 as compared to

1995. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold 1996 as compared to 1995 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 8.5% for 1996 from 18.4% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold 1996.

      As a result of a decline in gas prices during the first part of 1995, the 1982-2 Program recognized a non-cash charge against earnings of $14,169 in 1995. This impairment provision for oil and gas properties at December 31, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the estimated future net revenues from such oil and gas properties. No similar charge was necessary during 1996.

      General and administrative expenses remained relatively constant for 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 11.8% for 1996 from 14.3% for 1995. This percentage decrease was primarily due to the increase in oil and gas sales during 1996.


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for 1997, the 1982-1 Program's proved oil and gas reserve quantities at December 31, 1997 would have remaining lives of approximately 8.5 and 5.1 years, respectively, and the 1982-2 Program's proved oil and gas reserves at December 31, 1997 would have remaining lives of approximately 5.6 and 3.2 years, respectively. However, since the Programs' reserve estimates are based on oil and gas prices at December 31, 1997, it is possible that a significant decrease in oil and gas prices from December 31, 1997 levels will reduce such reserves and their corresponding life-span.

      The Programs' available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. Occasional expenditures by the Programs for well completions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. The Programs have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Programs in 1997. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000 Computer Issues

      Dyco has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. Such review will continue until all potential problems are located and resolved. Dyco believes that all year-2000 problems in its computer system have been or will be resolved in a timely manner and have not caused and will not cause either (i) disruption of the Programs' operations or (ii) a material effect on the Programs' financial condition or results of operations. However, it is possible that the Programs' cash flows could be disrupted by year-2000 problems experienced by operators of the Programs' wells, buyers of the Programs' oil and gas, financial institutions or other persons. Dyco is unable to quantify the effect, if any, on the Programs of year-2000 computer problems which may be experienced by these third parties.
ITEM 1.

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

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1982-1 Limited Partnership at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                          /s/ Coopers & Lybrand, L.L.P.


                            COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 18, 1998

                           DYCO OIL AND GAS PROGRAM
                          1982-1 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------
                                                     1997           1996
                                                   --------       --------
CURRENT ASSETS:
   Cash and cash equivalents                       $120,049       $135,676
   Accrued oil and gas sales                         49,405         64,236
                                                    -------        -------
      Total current assets                         $169,454       $199,912

NET OIL AND GAS PROPERTIES,
   utilizing the full cost method                    90,100        176,741

DEFERRED CHARGE                                      59,627         59,347
                                                    -------        -------

                                                   $319,181       $436,000
                                                    =======        =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                $ 12,181       $  7,000
                                                    -------        -------
      Total current liabilities                    $ 12,181       $  7,000

ACCRUED LIABILITY                                    53,234         53,236

PARTNERS CAPITAL:
   General Partner, issued and
      outstanding, 100 Units                          2,537          3,757
   Limited Partners, issued and
      outstanding, 10,000 Units                     251,229        372,007
                                                    -------        -------
      Total Partners' Capital                      $253,766       $375,764
                                                    -------        -------

                                                   $319,181       $436,000
                                                    =======        =======


              The accompanying notes are an integral part of these
                              financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1982-1 LIMITED PARTNERSHIP
                            Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995


                                            1997          1996        1995
                                         ----------    ---------    --------

REVENUES:
   Oil and gas sales, including
      $195,118 of sales to
      related parties in 1995
      (Note 2)                            $322,902      $317,267     $263,331
   Interest                                  6,360         2,656          207
                                           -------       -------     --------

                                          $329,262      $319,923     $263,538

COSTS AND EXPENSES:
   Lease operating                        $ 80,881      $ 86,759     $115,436
   Production taxes                         23,534        22,755       18,645
   Depreciation, depletion and
      amortization of oil and
      gas properties                        35,611        21,362       40,413
   General and administrative              109,234       102,540      104,106
                                           -------       -------     --------

                                          $249,260      $233,416     $278,600
                                           -------       -------     --------

NET INCOME (LOSS)                         $ 80,002      $ 86,507    ($ 15,062)
                                           =======       =======     ========

GENERAL PARTNER (1%) - NET
   INCOME (LOSS)                          $    800      $    865    ($    151)
                                           =======       =======     ========

LIMITED PARTNERS (99%) - NET
   INCOME (LOSS)                          $ 79,202      $ 85,642    ($ 14,911)
                                           =======       =======     ========

NET INCOME (LOSS) per Unit                $   7.92      $   8.57    ($   1.49)
                                           =======       =======     ========

UNITS OUTSTANDING                           10,100       10,100        10,100
                                           =======       =======     ========





              The accompanying notes are an integral part of these
                              financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1982-1 LIMITED PARTNERSHIP
                        Statements of Partners' Capital
             For the Years Ended December 31, 1997, 1996, and 1995


                                     General         Limited
                                     Partner        Partners         Total
                                    ---------      ----------      ---------

Balances at Dec. 31, 1994            $3,043        $301,276        $304,319
   Net loss                         (   151)      (  14,911)      (  15,062)
                                      -----         -------         -------

Balances at Dec. 31, 1995            $2,892        $286,365        $289,257
   Net income                           865          85,642          86,507
                                      -----         -------         -------

Balances at Dec. 31, 1996            $3,757        $372,007        $375,764
   Cash distributions               ( 2,020)      ( 199,980)      ( 202,000)
   Net income                           800          79,202          80,002
                                      -----         -------         -------

Balances at Dec. 31, 1997            $2,537        $251,229        $253,766
                                      =====         =======         =======







              The accompanying notes are an integral part of these
                              financial statements.



                                 DYCO OIL AND GAS PROGRAM
                                1982-1 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 1997, 1996, and 1995

                                                     1997          1996         1995
                                                  ---------      ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $ 80,002       $ 86,507    ($15,062)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and amorti-
        zation of oil and gas properties             35,611         21,362      40,413
      (Increase) decrease in accrued
        oil and gas sales                            14,831      (  18,085)   ( 31,280)
      (Increase) decrease in deferred
        charge                                    (     280)           623      42,299
      Increase (decrease) in accounts
        payable                                       5,181            352    (    489)
      Decrease in accrued liability               (       2)     (   2,144)   ( 23,522)
                                                    -------        -------      ------
   Net cash provided by operating
      activities                                   $135,343       $ 88,615     $12,359
                                                    -------        -------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                               $ 51,030       $ 20,005     $    26
   Additions to oil and gas properties                 -         (   2,031)   (     88)
                                                    -------        -------      ------
   Net cash provided (used) by investing
      activities                                   $ 51,030       $ 17,974    ($    62)
                                                    -------        -------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($202,000)      $   -        $   -
                                                    -------        -------      ------
   Net cash used by financing
      activities                                  ($202,000)      $   -        $   -
                                                    -------        -------      ------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               ($ 15,627)      $106,589     $12,297

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                        135,676         29,087      16,790
                                                    -------        -------      ------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                          $120,049       $135,676     $29,087
                                                    =======        =======      ======


              The accompanying notes are an integral part of these
                              financial statements.

              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 1997, 1996, and 1995


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1982-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on June 14, 1982. Dyco Petroleum Corporation ("Dyco") is the general partner of the Program. Affiliates of Dyco owned 4,429 (43.9%) of the Program's Units at December 31, 1997.

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


      Credit Risk

            Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers. Subsequent to year-end, all oil and gas sales accrued as of December 31, 1997 have been collected.


      Oil and Gas Properties

            Oil and gas  operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1997, 1996, and 1995 were $0.27, $0.15, and $0.22, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. In addition, SEC rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 1997 and 1996 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 101,927 Mcf, resulting in prepaid lease operating expenses of $59,627. At December 31, 1996, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 103,392 Mcf, resulting in prepaid lease operating expenses of $59,347.


      Accrued Liability

            The Accrued Liability at December 31, 1997 and 1996 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 90,998 Mcf, resulting in accrued lease operating expenses of $53,234. At December 31, 1996, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 92,745 Mcf, resulting in accrued lease operating expenses of $53,236.

      Oil and Gas Sales

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 1997 and 1996 no such liability was recorded.


      Use of Estimates in Financial Statements

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge and the accrued liability involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


      Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1997, 1996, and 1995, such expenses totaled $109,234, $102,540, and $104,106, respectively, of which $74,460 was paid each year to Dyco and its affiliates.

            Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided. Such charges are comparable to third party charges in the area where the wells are located and are the same as charged to other working interest owners in the wells.

            During 1995 the Program sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Program until December 6, 1995. During 1995, these sales totaled $195,118.


3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 1997, 1996, and 1995:


            Purchaser         1997        1996        1995
            ---------         -----       -----       -----

            El Paso           89.0%       86.0%       74.1%
            National
              Cooperative
              Refinery          - %         - %       20.4%


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

      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1997 and 1996 were as follows:


                                                   December 31,
                                          -------------------------------
                                              1997              1996
                                          -------------     -------------

      Proved properties                    $52,499,881       $52,550,911

      Unproved properties, not
        subject to depreciation,
        depletion, and amortization               -                 -
                                            ----------        ----------

                                           $52,499,881       $52,550,911

      Less accumulated depreciation,
        depletion, amortization, and
        valuation allowance               ( 52,409,781)     ( 52,374,170)
                                            ----------        ----------

      Net oil and gas properties           $    90,100       $   176,741
                                            ==========        ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 1997, 1996, and 1995. Costs incurred by the Program in connection with its oil and gas property development activities during 1997, 1996, and 1995 were as follows:

                                                         December 31,
                                                -----------------------------
                                                 1997        1996        1995
                                                ------      ------       ----

      Development costs                         $   -       $2,031      $  88
                                                 =====       =====       ====

      Quantities of Proved Oil and Gas Reserves - Unaudited

      Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 1997, 1996, and 1995. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco.


                                           1997                     1996                    1995
                                    ---------------------   ---------------------   ---------------------
                                       Oil         Gas         Oil         Gas         Oil         Gas
                                     (Bbls)       (Mcf)      (Bbls)       (Mcf)      (Bbls)       (Mcf)
                                    --------    ---------   --------    ---------   --------    ---------
Proved reserves,
   beginning of year                 20,761      832,137      9,674      633,507     9,615       683,841

Revisions of previous
   estimates                          4,463     ( 82,235)    12,955      338,350     2,367       120,461

Sales of reserves                   ( 7,048)    (  7,254)      -        (  4,104)     -             -

Production                          ( 1,906)    (122,008)   ( 1,868)    (135,616)   (2,308)     (170,795)
                                     ------      -------     ------      -------     ------      -------

Proved reserves,
   end of year                       16,270      620,640     20,761      832,137     9,674       633,507
                                     ======      =======     ======      =======     =====       =======

Proved developed reserves:
   Beginning of year                 20,761      832,137      9,674      633,507     9,615       683,841
                                     ------      -------     ------      -------     -----       -------
   End of year                       16,270      620,640     20,761      832,137     9,674       633,507
                                     ======      =======     ======      =======     =====       =======

            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1997 using oil and gas prices of $16.25 per barrel and $2.32 per Mcf, respectively.

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

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1982-2 Limited Partnership at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                    /s/ Coopers & Lybrand, L.L.P.

                                    COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 18, 1998

                           DYCO OIL AND GAS PROGRAM
                          1982-2 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------
                                                     1997           1996
                                                   --------       --------
CURRENT ASSETS:
   Cash and cash equivalents                       $234,351       $208,342
   Accrued oil and gas sales                        110,673        154,243
                                                    -------        -------
      Total current assets                         $345,024       $362,585

NET OIL AND GAS PROPERTIES,
   utilizing the full cost method                   182,488        258,490

DEFERRED CHARGE                                      17,727         24,567
                                                    -------        -------

                                                   $545,239       $645,642
                                                    =======        =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                $  8,568       $  7,947
   Gas imbalance payable                              5,322         48,915
                                                    -------        -------
      Total current liabilities                    $ 13,890       $ 56,862

ACCRUED LIABILITY                                    82,919         86,645

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 80 Units                           4,484          5,021
   Limited Partners, issued and
   outstanding, 8,000 Units                         443,946        497,114
                                                    -------        -------
      Total Partners' Capital                      $448,430       $502,135
                                                    -------        -------
                                                   $545,239       $645,642
                                                    =======        =======




              The accompanying notes are an integral part of these
                              financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1982-2 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 1997, 1996, and 1995


                                               1997           1996        1995
                                             --------       --------    --------

REVENUES:
   Oil and gas sales, including
      $471,392 of sales to related
      parties in 1995 (Note 2)               $724,753       $685,439    $582,641
   Interest                                     8,864          8,214       7,766
                                              -------        -------     -------

                                             $733,617       $693,653    $590,407

COSTS AND EXPENSES:
   Lease operating                           $ 93,272       $110,110    $126,949
   Production taxes                            48,699         51,460      41,329
   Depreciation, depletion and
      amortization of oil and
      gas properties                           74,318         58,142     107,051
   Impairment provision                          -              -         14,169
   General and administrative                  86,233         81,018      83,226
                                              -------        -------     -------

                                             $302,522       $300,730    $372,724
                                              -------        -------     -------
NET INCOME                                   $431,095       $392,923    $217,683
                                              =======        =======     =======

GENERAL PARTNER (1%) - NET INCOME            $  4,311       $  3,929    $  2,177
                                              =======        =======     =======

LIMITED PARTNERS (99%) - NET INCOME          $426,784       $388,994    $215,506
                                              =======        =======     =======

NET INCOME per Unit                          $  53.35       $  48.63    $  26.94
                                              =======        =======     =======

UNITS OUTSTANDING                               8,080          8,080       8,080
                                              =======        =======     =======






              The accompanying notes are an integral part of these
                              financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1982-2 LIMITED PARTNERSHIP
                        Statements of Partners' Capital
             For the Years Ended December 31, 1997, 1996, and 1995


                                    General          Limited
                                    Partner         Partners        Total
                                    -------         --------       -------

Balances at Dec. 31, 1994           $5,379         $532,550       $537,929
   Cash distributions              ( 2,424)       ( 239,976)     ( 242,400)
   Net income                        2,177          215,506        217,683
                                     -----          -------        -------

Balances at Dec. 31, 1995           $5,132         $508,080       $513,212
   Cash distributions              ( 4,040)       ( 399,960)     ( 404,000)
   Net income                        3,929          388,994        392,923
                                     -----          -------        -------

Balances at Dec. 31, 1996           $5,021         $497,114       $502,135
   Cash distributions              ( 4,848)       ( 479,952)     ( 484,800)
   Net income                        4,311          426,784        431,095
                                     -----          -------        -------

Balances at Dec. 31, 1997           $4,484         $443,946       $448,430
                                     =====          =======        =======





              The accompanying notes are an integral part of these
                              financial statements.

                                 DYCO OIL AND GAS PROGRAM
                                1982-2 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 1997, 1996, and 1995

                                                 1997       1996        1995
                                              ---------- ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $431,095   $392,923    $217,683
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Depreciation, depletion, and amorti-
        zation of oil and gas properties         74,318     58,142     107,051
      Impairment provision                         -          -         14,169
      (Increase) decrease in accrued oil
        and gas sales                            43,570  (  63,324)     18,684
      Decrease in deferred charge                 6,840        253      11,090
      Increase (decrease) in accounts
        payable                                     621  (  19,108)  (     241)
      Increase (decrease) in gas
        imbalance payable                     (  43,593)    40,093   (  32,033)
      Increase (decrease) in accrued
        liability                             (   3,726)    18,795       7,534
                                                -------    -------     -------
   Net cash provided by operating
      activities                               $509,125   $427,774    $343,937
                                                -------    -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                           $  1,684   $ 24,081    $  2,402
   Additions to oil and gas properties             -     (      60)  (   3,273)
                                                -------    -------     -------
   Net cash provided (used) by investing
      activities                               $  1,684   $ 24,021   ($    871)
                                                -------    -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($484,800) ($404,000)  ($242,400)
                                                -------    -------     -------
   Net cash used by financing
      activities                              ($484,800) ($404,000)  ($242,400)
                                                -------    -------     -------

NET INCREASE IN CASH AND CASH EQUIVALENTS      $ 26,009   $ 47,795    $100,666

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                    208,342    160,547      59,881
                                                -------    -------     -------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                      $234,351   $208,342    $160,547
                                                =======    =======     =======

              The accompanying notes are an integral part of these
                              financial statements.

              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 1997, 1996, and 1995


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1982-2 Limited Partnership (the "Program "), a Minnesota limited partnership, commenced operations on March 1, 1983. Dyco Petroleum Corporation ("Dyco") is the general partner of the Program. Affiliates of Dyco owned 3,261 (40.4%) of the Program's Units at December 31, 1996.

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


      Credit Risk

            Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers. Subsequent to year-end, all oil and gas sales accrued as of December 31, 1997 have been collected.


      Oil and Gas Properties

            Oil and gas  operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1997, 1996, and 1995 were $0.23, $0.17, and $0.24, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. In addition, SEC rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year. During 1995, the Program charged to expense an impairment provision of $14,169 which represents the amount of unamortized oil and gas properties which exceeded the full cost ceiling. No such provision was incurred in 1996 or 1997. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 1997 and 1996 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 65,654 Mcf, resulting in prepaid lease operating expenses of $17,727. At December 31, 1996, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 76,013 Mcf, resulting in prepaid lease operating expenses of $24,567.


      Accrued Liability

            The Accrued Liability at December 31, 1997 and 1996 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 307,108 Mcf, resulting in future lease operating expenses of $82,919. At December 31, 1996, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 268,085 Mcf, resulting in accrued lease operating expenses of $86,645.


      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1997, total sales exceeded the Program's share of estimated total gas reserves on two wells by $5,322 (3,548 Mcf). At December 31, 1996, total sales exceeded the Program's share of estimated total gas reserves on one well by $48,915 (32,610 Mcf). These amounts were recorded as gas imbalance payables at December 31, 1997 and 1996 in accordance with the sales method.


      Use of Estimates in Financial Statements

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.

      Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1997, 1996, and 1995, such expenses totaled $86,233, $81,018, and $83,226, respectively, of which $58,440 was paid each year to Dyco and its affiliates.

            Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided. Such charges are comparable to third party charges in the area where the wells are located and are the same as charged to other working interest owners in the wells.

            During 1994 the Program sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Program until December 6, 1995. During 1995, these sales totaled $471,392.


3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas sales (excluding the gas imbalance adjustment) of the Program for the years ended December 31, 1997, 1996, and 1995:


            Purchaser                                1997     1996     1995
            ---------                                -----    ------   -----

            El Paso                                  83.6%    94.7%    80.9%
            Enogex Services Corporation              12.5%      - %      - %

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


      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1997 and 1996 were as follows:


                                                  December 31,
                                          ----------------------------
                                              1997              1996
                                          -------------     -------------

      Proved properties                    $38,307,074       $38,308,758

      Unproved properties, not
         subject to depreciation,
         depletion, and amortiza-
         tion                                     -                 -
                                            ----------        ----------
                                           $38,307,074       $38,308,758

      Less accumulated depreciation,
         depletion, amortization, and
         valuation allowance              ( 38,124,586)     ( 38,050,268)
                                            ----------        ----------

      Net oil and gas properties           $   182,488       $   258,490
                                            ==========        ==========

      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 1997, 1996, and 1995. Costs incurred by the Program in connection with its oil and gas property development activities during 1997, 1996, and 1995 were as follows:


                                                        December 31,
                                                 --------------------------
                                                 1997       1996      1995
                                                 -----      -----    ------

      Development costs                         $   -      $  60     $3,273
                                                 =====      ====     ======

Quantities of Proved Oil and Gas Reserves - Unaudited

      Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 1997, 1996, and 1995. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco.


                                            1997                           1996                       1995
                                    --------------------          -----------------------       --------------------
                                      Oil           Gas             Oil           Gas             Oil         Gas
                                    (Bbls)         (Mcf)          (Bbls)         (Mcf)          (Bbls)       (Mcf)
                                    ------      -----------       -------     -----------       -------  -----------
Proved reserves,
   beginning of year                 608         1,026,533           707         973,504         5,072     1,136,576

Revisions of previous
   estimates                          65           322,547           150         397,810        (  240)      274,362

Sales of reserves                    -          (      627)       (   69)     (    7,689)       (3,421)   (       47)

Production                          (102)       (  321,119)       (  180)     (  337,092)       (  704)   (  437,387)
                                     ---         ---------         -----       ---------         -----     ---------

Proved reserves,
   end of year                       571         1,027,334           608       1,026,533           707       973,504
                                     ===         =========         =====       =========         =====     =========

Proved developed reserves:
   Beginning of year                 608         1,026,533           707         973,504         5,072     1,136,576
                                     ---         ---------         -----       ---------         -----     ---------
   End of year                       571         1,027,334           608       1,026,533           707       973,504
                                     ===         =========         =====       =========         =====     =========


            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1997 using oil and gas prices of $16.25 per barrel and $2.32 per Mcf, respectively.


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

            NAME              AGE             POSITION WITH DYCO
      ----------------        ---      --------------------------------
      Dennis R. Neill          46      President and Director

      Patrick M. Hall          39      Chief Financial Officer

      Judy K. Fox              47      Secretary

      The director will hold office until the next annual meeting of shareholders of Dyco and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Dyco on June 18, 1991, and was named President of Dyco on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Berry Gas Company, Circle L Drilling Company, Compression, Inc., and Geodyne Resources, Inc. and its subsidiaries.

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

     Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Dyco on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Samson Hydrocarbons
Company, Samson Properties Incorporated, and Geodyne Resources, Inc. and its subsidiaries.


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Programs and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 1997 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.  EXECUTIVE COMPENSATION

      The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1997:

             Compensation/Reimbursement to Dyco and its affiliates
                      Three Years Ended December 31, 1997


Type of Compensation/Reimbursement(1)                    Expense
-------------------------------------           ----------------------------
                                                 1997       1996       1995
                                                -------    -------     -----
1982-1 Program
--------------

  Compensation:
     Operations                                   (2)        (2)        (2)
     Gas Marketing                                (3)        (3)        (3)

  Reimbursements:
     General and Administrative,
        Geological, and Engineering
        Expenses and Direct Expenses(4)         $74,460    $74,460   $74,460

1982-2 Program
--------------

  Compensation:
     Operations                                   (2)        (2)        (2)
     Gas Marketing                                (3)        (3)        (3)

  Reimbursements:
     General and Administrative,
        Geological, and Engineering
        Expenses and Direct Expenses(4)         $58,440    $58,440   $58,440

----------

(1) The authority for all of such compensation and reimbursement is the Program Agreements. With respect to the Operations activities noted in the table, management believes that such compensation is equal to or less than that charged by unaffiliated persons in the same geographic areas and under the same conditions.
(2) Affiliates of the Programs serve as operator of a significant portion of the Programs' wells. Dyco, as General Partner, contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. The dollar amount of such compensation paid by the Programs to such affiliates is impossible to quantify as of the date of this Annual Report.
(3) During 1995 El Paso, an affiliate of the Programs until December 6, 1995, purchased a portion of the Programs' gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. During 1995, the 1982-1 and 1982-2 Programs sold $195,118 and

      $471,392, respectively, of gas to El Paso. After December 6, 1995, the Programs' gas was marketed by Dyco and its affiliates, who were reimbursed for such activities as general and administrative expenses.
(4) The Programs reimburse Dyco and its affiliates for reasonable and necessary general and administrative, geological, and engineering expenses and direct expenses incurred in connection with their management and operation of the Programs. The directors, officers, and employees of Dyco and its affiliates receive no direct remuneration from the Programs for their services to the Programs. See "Salary Reimbursement Table" below. The allocable general and administrative, geological, and engineering expenses are apportioned on a reasonable basis between the Programs' business and all other oil and gas activities of Dyco and its affiliates, including Dyco's management and operation of affiliated oil and gas limited partnerships. The allocation to the Programs of these costs is made by Dyco as General Partner.


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Programs' operations. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1997:




                                                     1982-1 Program
                                                     --------------
                                                  Salary Reimbursement
                                           Three Years Ended December 31, 1997

                                                                         Long Term Compensation
                                                                  ------------------------------------
                                   Annual Compensation                   Awards                Payouts
                                -------------------------         ---------------------        -------
                                                                                   Securi-
                                                       Other                        ties                     All
     Name                                              Annual     Restricted       Under-                   Other
      and                                             Compen-       Stock          lying        LTIP       Compen-
   Principal                    Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position             Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
---------------         ----    -------     -------   -------     ----------      --------     -------     -------

C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995      -           -           -           -              -            -          -
                        1996      -           -           -           -              -            -          -
Dennis R. Neill,
President(2)(3)         1996      -           -           -           -              -            -          -
                        1997      -           -           -           -              -            -          -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1995    $40,655       -           -           -              -            -         -
                        1996    $43,559       -           -           -              -            -         -
                        1997    $44,482       -           -           -              -            -         -
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




                                                     1982-2 Program
                                                     --------------
                                                  Salary Reimbursement
                                           Three Years Ended December 31, 1997


                                                                        Long Term Compensation
                                                                    ------------------------------------
                                     Annual Compensation                   Awards                Payouts
                                  -------------------------         ---------------------        -------
                                                                                     Securi-
                                                         Other                        ties                     All
     Name                                                Annual     Restricted       Under-                   Other
      and                                               Compen-       Stock          lying        LTIP       Compen-
   Principal                      Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position               Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
---------------           ----    -------     -------   -------     ----------      --------     -------     -------

C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)             1995       -           -           -           -              -            -           -
                          1996       -           -           -           -              -            -           -
Dennis R. Neill,
President(2)(3)           1996       -           -           -           -              -            -           -
                          1997       -           -           -           -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)             1995     $31,908       -           -           -              -            -           -
                          1996     $34,187       -           -           -              -            -           -
                          1997     $34,912       -           -           -              -            -           -
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

      In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1997, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. Such companies may have provided equipment and services for wells in which the Programs have an interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells bill the Programs for a portion of such costs based upon the Programs' interest in the well.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Programs' Units as of February 28, 1998 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                         Number of Units
                                                          Beneficially
                                                         Owned (Percent
              Beneficial Owner                           of Outstanding)
      ---------------------------------                 -----------------

      1982-1 Program:
      --------------

        Samson Resources Company                        4,431        (43.9%)

        All directors, officers, and
           affiliates of Dyco as a group
           and Dyco (5 persons)                         4,431        (43.9%)

      1982-2 Program:
      --------------

        Samson Resources Company                        3,264        (40.4%)

        All directors, officers, and
           affiliates of Dyco as a group
           and Dyco (5 persons)                         3,264        (40.4%)


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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) Financial Statements, Financial Statement Schedules, and Exhibits.

               (1) Financial Statements: The following financial statements for the Programs as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996, and 1995 are filed as part of this report:

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

                   *27.1 Financial Data Schedule  containing  summary  financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                   *27.2 Financial Data Schedule  containing  summary  financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                  All other Exhibits are omitted as inapplicable.


                  ------------------
                  *  Filed herewith.

            (b) Reports on Form 8-K filed during the fourth quarter of 1997:

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

                                          March 24, 1998


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

By:   /s/Dennis R. Neill        President and                 March 24, 1998
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        Chief Financial               March 24, 1998
      -------------------       Officer (Principal
         Patrick M. Hall        Financial and
                                Accounting Officer)

      /s/Judy K. Fox            Secretary                     March 24, 1998
      -------------------
         Judy K. Fox

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

                                          March 24, 1998


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

By:   /s/Dennis R. Neill        President and                 March 24, 1998
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        Chief Financial               March 24, 1998
      -------------------       Officer (Principal
         Patrick M. Hall        Financial and
                                Accounting Officer)

      /s/Judy K. Fox            Secretary                     March 24, 1998
      -------------------
         Judy K. Fox

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

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.


------------------
*  Filed herewith.