Form 10-Q
period 1998-03-31
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 1998-05-05
CIK 718943, 718944

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 1998                            0-12261 (1982-1)
                                             0-12262 (1982-2)


                        DYCO 1982 OIL AND GAS PROGRAM
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



                              (918) 583-1791
       ----------------------------------------------------
        (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $140,149          $120,049
   Accrued oil and gas sales                      33,905            49,405
   Accounts receivable - General
      Partner (Note 2)                               320               -
                                                --------          --------
      Total current assets                      $174,374          $169,454

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           83,339            90,100

DEFERRED CHARGE                                   59,627            59,627
                                                --------          --------
                                                $317,340          $319,181
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $ 22,322          $ 12,181
                                                --------          --------
      Total current liabilities                 $ 22,322          $ 12,181

ACCRUED LIABILITY                                 53,234            53,234

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 100 units                       2,417             2,537
   Limited Partners, issued and
      outstanding, 10,000 units                  239,367           251,229
                                                --------          --------
      Total Partners' capital                   $241,784          $253,766
                                                --------          --------
                                                $317,340          $319,181
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $52,075          $ 99,803
   Interest                                        1,520             1,343
                                                 -------          --------
                                                 $53,595          $101,146
                                                 -------          --------

COST AND EXPENSES:
   Oil and gas production                        $21,453          $ 20,763
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   6,441            13,146
   General and administrative
      (Note 2)                                    37,683            40,719
                                                 -------          --------
                                                 $65,577          $ 74,628
                                                 -------          --------

NET INCOME (LOSS)                               ($11,982)         $ 26,518
                                                 =======          ========
GENERAL PARTNER (1%) - net
   income (loss)                                ($   120)         $    265
                                                 =======          ========
LIMITED PARTNERS (99%) - net
   income (loss)                                ($11,862)         $ 26,253
                                                 =======          ========
NET INCOME (LOSS) PER UNIT                      ($  1.19)         $   2.63
                                                 =======          ========
UNITS OUTSTANDING                                 10,100            10,100
                                                 =======          ========
















            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                               ----------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           ($ 11,982)         $ 26,518
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 6,441            13,146
      Decrease in accrued oil and
        gas sales                                 15,500            16,899
      Increase in accounts receivable -
        General Partner                        (     320)                -
      Increase (decrease) in accounts
        payable                                   10,141         (   1,732)
                                                --------          --------
      Net cash provided by operating
        activities                              $ 19,780          $ 54,831
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                        $    320          $      -
                                                --------          --------
   Net cash provided by investing
      activities                                $    320          $      -
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                $      -          $      -
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 20,100          $ 54,831

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           120,049           135,676
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $140,149          $190,507
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $100,659          $234,351
   Accrued oil and gas sales                      83,340           110,673
   Accounts receivable - General
      Partner (Note 2)                            62,467                 -
                                                --------          --------
      Total current assets                      $246,466          $345,024

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          166,096           182,488

DEFERRED CHARGE                                   17,727            17,727
                                                --------          --------
                                                $430,289          $545,239
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $ 21,541          $  8,568
   Gas imbalance payable                           5,322             5,322
                                                --------          --------
      Total current liabilities                 $ 26,863          $ 13,890

ACCRUED LIABILITY                                 82,919            82,919

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 80 units                        3,205             4,484
   Limited Partners, issued and
      outstanding, 8,000 units                   317,302           443,946
                                                --------          --------
      Total Partners' capital                   $320,507          $448,430
                                                --------          --------
                                                $430,289          $545,239
                                                ========          ========








            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $128,556          $228,684
   Interest                                        3,171             2,359
   Gain on sale of oil and
      gas properties                              60,327                 -
                                                --------          --------
                                                $192,054          $231,043
                                                --------          --------

COST AND EXPENSES:
   Oil and gas production                       $ 33,478          $ 37,978
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  14,252            40,857
   General and administrative
      (Note 2)                                    29,847            32,291
                                                --------          --------
                                                $ 77,577          $111,126
                                                --------          --------

NET INCOME                                      $114,477          $119,917
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  1,145          $  1,199
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $113,332          $118,718
                                                ========          ========
NET INCOME PER UNIT                             $  14.17          $  14.84
                                                ========          ========
UNITS OUTSTANDING                                  8,080             8,080
                                                ========          ========
















            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $114,477          $119,917
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                14,252            40,857
      Gain on sale of oil and gas
        properties                             (  60,327)                -
      Decrease in accrued oil and
        gas sales                                 27,333            39,678
      Increase in accounts receivable -
        General Partner                        (  62,467)                -
      Increase (decrease) in accounts
        payable                                   12,973         (     795)
                                                --------          --------
      Net cash provided by operating
        activities                              $ 46,241          $199,657
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 62,467          $  1,159
                                                --------          --------
   Net cash provided by investing
      activities                                $ 62,467          $  1,159
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($242,400)        ($282,800)
                                                --------          --------
   Net cash used by financing
      activities                               ($242,400)        ($282,800)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($133,692)        ($ 81,984)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           234,351           208,342
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $100,659          $126,358
                                                ========          ========
            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 1998, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998, results of operations for the three months ended March 31, 1998 and 1997, and changes in cash flows for the three months ended March 31, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

      The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Programs' calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. During the three months ended March 31, 1998, one property was sold that significantly altered the capitalized cost/proved reserves relationship. One well representing approximately 1.2% of total reserves was sold for $62,467. Accordingly, capitalized costs were reduced by 1.2% with the remainder recorded as Gain of Sale of Oil and Gas Properties.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1998 and 1997 the 1982-1 Program incurred such expenses totaling $37,683 and $40,719, respectively, of which $18,615 was paid each period to Dyco and its affiliates. During the three months ended March 31, 1998 and 1997 the 1982-2 Program incurred such expenses totaling $29,847 and $32,291, respectively, of which $14,610 was paid each period to Dyco and its affiliates.

      Affiliates of the Program operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

      The receivable from the General Partner at March 31, 1998 represents proceeds due to the 1982-1 Program and the 1982-2 Program from the sale of oil and gas properties to third parties during the first quarter of 1998. Subsequent to March 31, 1998, this receivable was collected by the Programs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Net proceeds from the Programs' operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Programs' reserves which would result in a positive economic impact.

      The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. There should be no further material capital resource commitments in the future. The Programs have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

      The 1982-2 Program's Statement of Cash Flows for the first quarter of 1998 includes proceeds from the sale of oil and gas properties during the three months ended March 31, 1998. These proceeds will be reflected, as applicable, in the 1982-2 Program's cash distributions, if any, to be paid in June 1998. It is possible that the 1982-2 Program's repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the 1982-2 Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the 1982-2 Program's remaining properties.

RESULTS OF OPERATIONS
---------------------

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

      1982-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998             1997
                                                   -------          -------
      Oil and gas sales                            $52,075          $99,803
      Oil and gas production expenses              $21,453          $20,763
      Barrels produced                                 189              527
      Mcf produced                                  24,868           31,663
      Average price/Bbl                            $ 14.76          $ 21.86
      Average price/Mcf                            $  1.98          $  2.79

      As shown in the table above, total oil and gas sales decreased $47,728 (47.8%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $7,000 and $19,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $1,000 and $20,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 338 barrels and 6,795 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from the sale of one well in 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished reserves on one well and (ii) the sale of one well during 1997. Average oil and gas prices decreased to $14.76 per barrel and $1.98 per Mcf, respectively, for the three months ended March 31, 1998 from $21.86 per barrel and $2.79 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $690 (3.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase resulted primarily from workover expenses incurred on one well during the three months ended March 31, 1998 in order to improve the recovery of reserves. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 41.2% for the three months ended March 31, 1998 from 20.8% for the three months ended March 31, 1997. This percentage increase was primarily due to decreases in the average prices of oil and gas sold discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,705 (51.0%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 12.4% for the three months ended March 31, 1998 and 13.2% for the three months ended March 31, 1997.

      General and administrative expenses decreased $3,036 (7.5%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 72.4% for the three months ended March 31, 1998 from 40.8% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

1982-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $128,556         $228,684
      Oil and gas production expenses             $ 33,478         $ 37,978
      Barrels produced                                  23               84
      Mcf produced                                  64,683           86,589
      Average price/Bbl                           $  14.78         $  22.30
      Average price/Mcf                           $   1.98         $   2.62

      As shown in the table above, total oil and gas sales decreased $100,128 (43.8%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $1,000 and $57,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $41,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 61 barrels and 21,906 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished reserves on several wells during the three months ended March 31, 1998. Average oil and gas prices decreased to $14.78 per barrel and $1.98 per Mcf, respectively, for the three months ended March 31, 1998 from $22.30 per barrel and $2.62 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,500 (11.8%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 26.0% for the three months ended March 31, 1998 from 16.6% for the three months ended March 31, 1997. This percentage increase was primarily due to decreases in the average prices of oil and gas sold discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $26,605 (65.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 11.1% for the three months ended March 31, 1998 from 17.9% for the three months ended March 31, 1997. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $2,444 (7.6%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 23.2% for the three months ended March 31, 1998 from 14.1% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1982-1 Program's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.2       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1982-2 Program's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

                        All other exhibits are omitted as inapplicable.

      (b)   Reports on Form 8-K.

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


                              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 5, 1998                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 5, 1998                  By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.