Form 10-Q
period 1998-06-30
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 1998-08-07
CIK 718943, 718944

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 1998                             0-12261 (1982-1)
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
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $123,371          $120,049
   Accrued oil and gas sales                      29,690            49,405
                                                --------          --------
      Total current assets                      $153,061          $169,454

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           77,734            90,100

DEFERRED CHARGE                                   59,627            59,627
                                                --------          --------
                                                $290,422          $319,181
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $  6,585          $ 12,181
                                                --------          --------
      Total current liabilities                 $  6,585          $ 12,181

ACCRUED LIABILITY                               $ 53,234          $ 53,234

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 100 units                    $  2,305          $  2,537
   Limited Partners, issued and
      outstanding, 10,000 units                  228,298           251,229
                                                --------          --------
      Total Partners' capital                   $230,603          $253,766
                                                --------          --------
                                                $290,422          $319,181
                                                ========          ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $35,794           $77,277
   Interest                                        1,472             2,179
                                                 -------           -------
                                                 $37,266           $79,456

COSTS AND EXPENSES:
   Oil and gas production                        $22,284           $30,630
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   5,605             6,237
   General and administrative
      (Note 2)                                    20,558            23,885
                                                 -------           -------
                                                 $48,447           $60,752
                                                 -------           -------

NET INCOME (LOSS)                               ($11,181)          $18,704
                                                 =======           =======
GENERAL PARTNER (1%) - net
   income (loss)                                ($   112)          $   187
                                                 =======           =======
LIMITED PARTNERS (99%) - net
   income (loss)                                ($11,069)          $18,517
                                                 =======           =======
NET INCOME (LOSS) PER UNIT                      ($  1.10)          $  1.85
                                                 =======           =======
UNITS OUTSTANDING                                 10,100            10,100
                                                 =======           =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $ 87,869          $177,080
   Interest                                        2,992             3,522
                                                --------          --------
                                                $ 90,861          $180,602

COSTS AND EXPENSES:
   Oil and gas production                       $ 43,737          $ 51,393
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  12,046            19,383
   General and administrative
      (Note 2)                                    58,241            64,604
                                                --------          --------
                                                $114,024          $135,380
                                                --------          --------

NET INCOME (LOSS)                              ($ 23,163)         $ 45,222
                                                ========          ========
GENERAL PARTNER (1%) - net
   income (loss)                               ($    232)         $    452
                                                ========          ========
LIMITED PARTNERS (99%) - net
   income (loss)                               ($ 22,931)         $ 44,770
                                                ========          ========
NET INCOME (LOSS) PER UNIT                     ($   2.29)         $   4.48
                                                ========          ========
UNITS OUTSTANDING                                 10,100            10,100
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                               ----------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           ($ 23,163)         $ 45,222
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                12,046            19,383
      Decrease in accrued oil and
        gas sales                                 19,715            16,649
      Decrease in accounts payable             (   5,596)        (   1,431)
                                                --------          --------
      Net cash provided by operating
        activities                              $  3,002          $ 79,823
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                        $    320          $      -
                                                --------          --------
   Net cash provided by investing
      activities                                $    320          $      -
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                $      -          $      -
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  3,322          $ 79,823

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           120,049           135,676
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $123,371          $215,499
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $207,294          $234,351
   Accrued oil and gas sales                      59,984           110,673
                                                --------          --------
      Total current assets                      $267,278          $345,024

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          151,890           182,488

DEFERRED CHARGE                                   17,727            17,727
                                                --------          --------
                                                $436,895          $545,239
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $  7,159          $  8,568
   Gas imbalance payable                           5,322             5,322
                                                --------          --------
      Total current liabilities                 $ 12,481          $ 13,890

ACCRUED LIABILITY                               $ 82,919          $ 82,919

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 80 units                     $  3,415          $  4,484
   Limited Partners, issued and
      outstanding, 8,000 units                   338,080           443,946
                                                --------          --------
      Total Partners' capital                   $341,495          $448,430
                                                --------          --------
                                                $436,895          $545,239
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $66,384          $113,745
   Interest                                        1,974             1,629
                                                 -------          --------
                                                 $68,358          $115,374

COSTS AND EXPENSES:
   Oil and gas production                        $22,240          $ 22,443
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   8,965             7,566
   General and administrative
      (Note 2)                                    16,165            18,898
                                                 -------          --------
                                                 $47,370          $ 48,907
                                                 -------          --------

NET INCOME                                       $20,988          $ 66,467
                                                 =======          ========
GENERAL PARTNER (1%) - net income                $   210          $    665
                                                 =======          ========
LIMITED PARTNERS (99%) - net income              $20,778          $ 65,802
                                                 =======          ========
NET INCOME PER UNIT                              $  2.60          $   8.23
                                                 =======          ========
UNITS OUTSTANDING                                  8,080             8,080
                                                 =======          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $194,940          $342,429
   Interest                                        5,145             3,988
   Gain on sale of oil and
      gas properties                              60,327                 -
                                                --------          --------
                                                $260,412          $346,417

COSTS AND EXPENSES:
   Oil and gas production                       $ 55,718          $ 60,421
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  23,217            48,423
   General and administrative
      (Note 2)                                    46,012            51,189
                                                --------          --------
                                                $124,947          $160,033
                                                --------          --------

NET INCOME                                      $135,465          $186,384
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  1,355          $  1,864
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $134,110          $184,520
                                                ========          ========
NET INCOME PER UNIT                             $  16.77          $  23.07
                                                ========          ========
UNITS OUTSTANDING                                  8,080             8,080
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $135,465          $186,384
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                23,217            48,423
      Gain on sale of oil and gas
        properties                             (  60,327)                -
      Decrease in accrued oil and
        gas sales                                 59,689            63,472
      Decrease in accounts payable             (   1,409)        (   2,076)
                                                --------          --------
      Net cash provided by operating
        activities                              $147,635          $296,203
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 67,708          $  1,686
                                                --------          --------
   Net cash provided by investing
      activities                                $ 67,708          $  1,686
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($242,400)        ($282,800)
                                                --------          --------
   Net cash used by financing
      activities                               ($242,400)        ($282,800)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 27,057)         $ 15,089

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           234,351           208,342
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $207,294          $223,431
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 1998, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998, results of operations for the three and six months ended June 30, 1998 and 1997, and changes in cash flows for the six months ended June 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

      The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Programs' calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. During the three months ended March 31, 1998, the 1982-2 Program sold one property that significantly altered the capitalized cost/proved reserves relationship. This well represented approximately 1.2% of total reserves and was sold for $62,467. Accordingly, capitalized costs were reduced by 1.2% with the remainder recorded as Gain of Sale of Oil and Gas Properties.

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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1998 and 1997 the 1982-1 Program incurred such expenses totaling $20,558 and $23,885, respectively, of which $18,615 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1998 and 1997 the 1982-1 Program incurred such expenses totaling $58,241 and $64,604, respectively, of which $37,230 was paid each period to Dyco and its affiliates. During the three months ended June 30, 1998 and 1997 the 1982-2 Program incurred such expenses totaling $16,165 and $18,898, respectively, of which $14,610 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1998 and 1997 the 1982-2 Program incurred such expenses totaling $46,012 and $51,189, respectively, of which $29,220 was paid each period to Dyco and its affiliates.

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

      The 1982-2 Program's Statement of Cash Flows for the six months ended June 30, 1998 includes proceeds from the sale of oil and gas properties during the first quarter of 1998. These proceeds were included in the 1982-2 Program's cash distributions paid in June 1998. It is possible that the 1982-2 Program's repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the 1982-2 Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the 1982-2 Program's remaining properties.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult.
      Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices are at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      1982-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                   -------          -------
      Oil and gas sales                            $35,794          $77,277
      Oil and gas production expenses              $22,284          $30,630
      Barrels produced                                 154              461
      Mcf produced                                  16,340           37,064
      Average price/Bbl                            $ 12.51          $ 19.46
      Average price/Mcf                            $  2.07          $  1.84

      As shown in the table above, total oil and gas sales decreased $41,483 (53.7%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $6,000 and $38,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $1,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $4,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 307 barrels and 20,724 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from the sale of one well in 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminishing reserves on two wells, (ii) the sale of one well during 1997, and (iii) negative prior period volume adjustments on three wells during the three months ended June 30, 1998. Average oil prices decreased to $12.51 per barrel for the three months ended June 30, 1998 from $19.46 per barrel for the three months ended June 30, 1997. Average gas prices increased to $2.07 per Mcf for the three months ended June 30, 1998 from $1.84 per Mcf for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,346 (27.2%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from decreased production taxes associated with the decrease in oil and gas sales and decreased lease operating expenses due to the decrease in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, which decreases were partially offset by an increase in lease operating expenses related to (i) an increase in compression expenses on one well and (ii) an increase in general repair and maintenance expenses on a different well during the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 62.3% for the three months ended June 30, 1998 from 39.6% for the three months ended June 30, 1997. This percentage increase was primarily due to the increase in lease operating expenses discussed above.

      Depreciation, depletion and amortization of oil and gas properties decreased $632 (10.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. These decreases were partially offset by an increase related to a decrease in the gas prices used in the valuation of reserves at
      June 30, 1998 as compared to March 31, 1998 and an increase in the gas prices used in the valuation of reserves at June 30, 1997 as compared to March 31, 1997. As a percentage of oil and gas sales, this expense increased to 15.7% for the three months ended June 30, 1998 from 8.1% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in the gas prices used in the valuation of reserves at June 30, 1998 as compared to March 31, 1998 and an increase in the gas prices used in the valuation of reserves at June 30, 1997 as compared to March 31, 1997.

      General and administrative expenses decreased $3,327 (13.9%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from decreases in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 57.4% for the three months ended June 30, 1998 from 30.9% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                    1998             1997
                                                   -------         --------
      Oil and gas sales                            $87,869         $177,080
      Oil and gas production expenses              $43,737         $ 51,393
      Barrels produced                                 343              988
      Mcf produced                                  41,208           68,727
      Average price/Bbl                            $ 13.75         $  20.74
      Average price/Mcf                            $  2.02         $   2.28

      As shown in the table above, total oil and gas sales decreased $89,211 (50.4%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $13,000 and $63,000, respectively, were due to decreases in the volumes of oil and gas sold and $2,000 and $11,000, respectively, were due to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 645 barrels and 27,519 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from the sale of one well in 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminishing reserves on several wells, (ii) the sale of one well during 1997, and (iii) negative prior period volume adjustments on four wells during the six months ended June 30, 1998. Average oil and gas prices decreased to $13.75 per barrel and $2.02 per Mcf, respectively, for the six months ended June 30, 1998 from $20.74 per barrel and $2.28 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,656 (14.9%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from decreased production taxes associated with the decrease in oil and gas sales and decreased lease operating expenses due to the decrease in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, which decreases were partially offset by workover expenses incurred on one well during the six months ended June 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales these expenses increased to 49.8% for the six months ended June 30, 1998 from 29.0% for the six months ended June 30, 1997. This percentage increase was primarily due to the workover expenses discussed above.

      Depreciation, depletion and amortization of oil and gas properties decreased $7,337 (37.9%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, this expense increased to 13.7% for the six months ended June 30, 1998 from 10.9% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      General and administrative expenses decreased $6,363 (9.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 66.3% for the six months ended June 30, 1998 from 36.5% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      1982-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   1998              1997
                                                  -------          --------
      Oil and gas sales                           $66,384          $113,745
      Oil and gas production expenses             $22,240          $ 22,443
      Barrels produced                                 10               -
      Mcf produced                                 32,887            68,038
      Average price/Bbl                           $ 12.40          $    -
      Average price/Mcf                           $  2.01          $   1.67

      As shown in the table above, total oil and gas sales decreased $47,361 (41.6%) during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $58,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $11,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 10 barrels and volumes of gas sold decreased 35,151 Mcf for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminishing reserves on two wells,
      (ii) the sale of one well in 1997, and (iii) a negative prior period volume adjustment on another well during the three months ended June 30, 1998.

      Average gas prices increased to $2.01 per Mcf for the three months ended June 30, 1998 from $1.67 per Mcf for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $203 (0.9%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of gas sold and (ii) a decrease in production taxes associated with the decrease in gas sales discussed above, which decreases were partially offset by an increase in general repair and maintenance expenses on several wells during the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 33.5% for the three months ended June 30, 1998 from 19.7% for the three months ended June 30, 1997. This percentage increase was primarily due to the increase in general repair and maintenance expenses discussed above.

      Depreciation, depletion and amortization of oil and gas properties increased $1,399 (18.5%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase resulted primarily from a decrease in the gas prices used in the valuation of reserves at June 30, 1998 as compared to March 31, 1998 and an increase in the gas prices used in the valuation of reserves at June 30, 1997 as compared to March 31, 1997. As a percentage of oil and gas sales, this expense increased to 13.5% for the three months ended June 30, 1998 from 6.7% for the three months ended June 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion and amortization discussed above.

      General and administrative expenses decreased $2,733 (14.5%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 24.4% for the three months ended June 30, 1998 from 16.6% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $194,940         $342,429
      Oil and gas production expenses             $ 55,718         $ 60,421
      Barrels produced                                  33               84
      Mcf produced                                  97,570          154,627
      Average price/Bbl                           $  14.06         $  22.30
      Average price/Mcf                           $   1.99         $   2.20

      As shown in the table above, total oil and gas sales decreased $147,489 (43.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $1,000 and $126,000, respectively, were due to decreases in volumes of oil and gas sold and approximately $20,000 was due to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 51 barrels and 57,057 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminishing reserves on two wells, (ii) the sale of one well in 1997, and
      (iii) a negative prior period volume adjustment on another well during the six months ended June 30, 1998. Average oil and gas prices decreased to $14.06 per barrel and $1.99 per Mcf, respectively, for the six months ended June 30, 1998 from $22.30 per barrel and $2.20 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,703 (7.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above; which decreases were partially offset by an increase in general repair and maintenance expenses on several wells during the six months ended June 30, 1998. As a percentage of oil and gas sales, these production expenses increased to 28.6% for the six months ended June 30, 1998 from 17.6% for the six months ended June 30, 1997. This percentage increase was primarily due to the increase in general repair and maintenance expenses and the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion and amortization of oil and gas properties decreased $25,206 (52.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 11.9% for the six months ending June 30, 1998 from 14.1% for the six months ended June 30, 1997. This percentage decrease was primarily due to the upward revision in the estimate of remaining gas reserves at December 31, 1997 and the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      General and administrative expenses decreased $5,177 (10.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 23.6% for the six months ended June 30, 1998 from 14.9% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1982-1 Program's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.1       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1982-2 Program's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 7, 1998        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 7, 1998        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.