Form 10-Q
period 1998-09-30
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 1998-11-06
CIK 718943, 718944

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                           Commission File Number
 September 30, 1998                                0-12261 (1982-1)
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
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                 1998             1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $146,198         $120,049
   Accrued oil and gas sales                       22,273           49,405
                                                 --------         --------
      Total current assets                       $168,471         $169,454

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            65,253           90,100

DEFERRED CHARGE                                    59,627           59,627
                                                 --------         --------
                                                 $293,351         $319,181
                                                 ========         ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  6,376         $ 12,181
                                                 --------         --------
      Total current liabilities                  $  6,376         $ 12,181

ACCRUED LIABILITY                                $ 53,234         $ 53,234

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 100 units                     $  2,337         $  2,537
   Limited Partners, issued and
      outstanding, 10,000 units                   231,404          251,229
                                                 --------         --------
      Total Partners' capital                    $233,741         $253,766
                                                 --------         --------
                                                 $293,351         $319,181
                                                 ========         ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $66,187           $69,833
   Interest                                        1,786             2,397
                                                 -------           -------
                                                 $67,973           $72,230

COSTS AND EXPENSES:
   Oil and gas production                        $30,420           $24,937
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  12,542             5,190
   General and administrative
      (Note 2)                                    21,873            23,951
                                                 -------           -------
                                                 $64,835           $54,078
                                                 -------           -------

NET INCOME                                       $ 3,138           $18,152
                                                 =======           =======
GENERAL PARTNER (1%) - net
   income                                        $    32           $   182
                                                 =======           =======
LIMITED PARTNERS (99%) - net
   income                                        $ 3,106           $17,970
                                                 =======           =======
NET INCOME PER UNIT                              $   .31           $  1.80
                                                 =======           =======
UNITS OUTSTANDING                                 10,100            10,100
                                                 =======           =======

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $154,056          $246,913
   Interest                                        4,778             5,919
                                                --------          --------
                                                $158,834          $252,832

COSTS AND EXPENSES:
   Oil and gas production                       $ 74,157          $ 76,330
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  24,588            24,573
   General and administrative
      (Note 2)                                    80,114            88,555
                                                --------          --------
                                                $178,859          $189,458
                                                --------          --------

NET INCOME (LOSS)                              ($ 20,025)         $ 63,374
                                                ========          ========
GENERAL PARTNER (1%) - net
   income (loss)                               ($    200)         $    634
                                                ========          ========
LIMITED PARTNERS (99%) - net
   income (loss)                               ($ 19,825)         $ 62,740
                                                ========          ========
NET INCOME (LOSS) PER UNIT                     ($   1.98)         $   6.27
                                                ========          ========
UNITS OUTSTANDING                                 10,100            10,100
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                               ----------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           ($ 20,025)         $ 63,374
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                24,588            24,573
      Decrease in accrued oil and
        gas sales                                 27,132            14,602
      Decrease in accounts payable             (   5,805)        (     628)
                                                 --------          --------
      Net cash provided by operating
        activities                              $ 25,890          $101,921
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                        $    259          $    554
                                                --------          --------
   Net cash provided by investing
      activities                                $    259          $    554
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $      -         ($202,000)
                                                --------          --------
   Net cash used by financing
      activities                                $      -         ($202,000)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 26,149         ($ 99,525)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           120,049           135,676
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $146,198          $ 36,151
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                 1998             1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 63,829         $234,351
   Accrued oil and gas sales                       45,054          110,673
                                                 --------         --------
      Total current assets                       $108,883         $345,024

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           134,391          182,488

DEFERRED CHARGE                                    17,727           17,727
                                                 --------         --------
                                                 $261,001         $545,239
                                                 ========         ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  6,239         $  8,568
   Gas imbalance payable                            5,322            5,322
                                                 --------         --------
      Total current liabilities                  $ 11,561         $ 13,890

ACCRUED LIABILITY                                $ 82,919         $ 82,919

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 80 units                      $  1,665         $  4,484
   Limited Partners, issued and
      outstanding, 8,000 units                    164,856          443,946
                                                 --------         --------
      Total Partners' capital                    $166,521         $448,430
                                                 --------         --------
                                                 $261,001         $545,239
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $ 81,205          $153,808
   Interest                                        2,371             2,994
                                                --------          --------
                                                $ 83,576          $156,802

COSTS AND EXPENSES:
   Oil and gas production                       $ 22,814          $ 36,826
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  16,520            15,212
   General and administrative
      (Note 2)                                    17,216            18,878
                                                --------          --------
                                                $ 56,550          $ 70,916
                                                --------          --------

NET INCOME                                      $ 27,026          $ 85,886
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    270          $    859
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 26,756          $ 85,027
                                                ========          ========
NET INCOME PER UNIT                             $   3.34          $  10.63
                                                ========          ========
UNITS OUTSTANDING                                  8,080             8,080
                                                 =======          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $276,145          $496,237
   Interest                                        7,776             6,982
   Gain on sale of oil and
      gas properties                              60,067                 -
                                                --------          --------
                                                $343,988          $503,219

COSTS AND EXPENSES:
   Oil and gas production                       $ 78,532          $ 97,247
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  39,737            63,635
   General and administrative
      (Note 2)                                    63,228            70,067
                                                --------          --------
                                                $181,497          $230,949
                                                --------          --------

NET INCOME                                      $162,491          $272,270
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  1,625          $  2,723
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $160,866          $269,547
                                                ========          ========
NET INCOME PER UNIT                             $  20.11          $  33.70
                                                ========          ========
UNITS OUTSTANDING                                  8,080             8,080
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $162,491          $272,270
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                39,737            63,635
      Gain on sale of oil and gas
        properties                             (  60,067)                -
      Decrease in accrued oil and
        gas sales                                 65,619            55,952
      Decrease in accounts payable             (   2,329)        (   2,750)
                                                --------          --------
      Net cash provided by operating
        activities                              $205,451          $389,107
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 68,427          $  1,686
                                                --------          --------
   Net cash provided by investing
      activities                                $ 68,427          $  1,686
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($444,400)        ($484,800)
                                                --------          --------
   Net cash used by financing
      activities                               ($444,400)        ($484,800)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($170,522)        ($ 94,007)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           234,351           208,342
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 63,829          $114,335
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 1998, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998, results of operations for the three and nine months ended September 30, 1998 and 1997, and changes in cash flows for the nine months ended September 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

      The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Programs' calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. During the three months ended March 31, 1998, the 1982-2 Program sold one property that significantly altered the capitalized cost/proved reserves relationship. This well represented approximately 1.2% of total reserves and was sold for $62,207.Accordingly, capitalized costs were reduced by 1.2% with the remainder recorded as Gain on Sale of Oil and Gas Properties.

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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1998 and 1997 the 1982-1 Program incurred such expenses totaling $21,873 and $23,951, respectively, of which $18,615 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1998 and 1997 the 1982-1 Program incurred such expenses totaling $80,114 and $88,555, respectively, of which $55,845 was paid each period to Dyco and its affiliates. During the three months ended September 30, 1998 and 1997 the 1982-2 Program incurred such expenses totaling $17,216 and $18,878, respectively, of which $14,610 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1998 and 1997 the 1982-2 Program incurred such expenses totaling $63,228 and $70,067, respectively, of which $43,830 was paid each period to Dyco and its affiliates.

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

      The 1982-2 Program's Statement of Cash Flows for the nine months ended September 30, 1998 includes proceeds from the sale of oil and gas properties during the first quarter of 1998. These proceeds were included in the 1982-2 Program's cash distributions paid in June 1998. It is possible that the 1982-2 Program's repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the 1982-2 Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the 1982-2 Program's remaining properties.

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

1982-1 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    1998             1997
                                                  --------          -------
      Oil and gas sales                           $ 66,187          $69,833
      Oil and gas production expenses             $ 30,420          $24,937
      Barrels produced                                 154              494
      Mcf produced                                  39,638           28,953
      Average price/Bbl                           $  12.34          $ 18.08
      Average price/Mcf                           $   1.62          $  2.10

      As shown in the table above, total oil and gas sales decreased $3,646 (5.2%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $1,000 and $19,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $6,000 was related to a decrease in the volumes of oil sold, which decreases were partially offset by an increase of approximately $22,000 related to an increase in the volumes of gas sold. Volumes of oil sold decreased 340 barrels, while volumes of gas sold increased 10,685 Mcf for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from the sale of one well during 1998. The increase in volumes of gas sold resulted primarily from a purchaser's positive prior period volume adjustment on one well during the three months ended September 30, 1998. Average oil and gas prices decreased to $12.34 per barrel and $1.62 per Mcf, respectively, for the three months ended September 30, 1998 from $18.08 per barrel and $2.10 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,483 (22.0%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase was primarily due to workover expenses incurred on one well during the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 46.0% for the three months ended September 30, 1998 from 35.7% for the three months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,352 (141.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from the decrease in oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 18.9% for the three months ended September 30, 1998 from 7.4% for the three months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $2,078 (8.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 33.0% for the three months ended September 30, 1998 from 34.3% for the three months ended September 30, 1997.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $154,056         $246,913
      Oil and gas production expenses             $ 74,157         $ 76,330
      Barrels produced                                 497            1,482
      Mcf produced                                  80,846           97,680
      Average price/Bbl                           $  13.31         $  19.85
      Average price/Mcf                           $   1.82         $   2.23

      As shown in the table above, total oil and gas sales decreased $92,857 (37.6%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $20,000 and $37,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $33,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 985 barrels and 16,834 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from the sale of one well in 1998. The decrease in volumes of gas sold resulted primarily from a purchaser's negative prior period volume adjustment on one well during the nine months ended September 30, 1998. Average oil and gas prices decreased to $13.31 per barrel and $1.82 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.85 per barrel and $2.23 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,173 (2.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales, which decreases were partially offset by workover expenses incurred on two wells during the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 48.1% for the nine months ended September 30, 1998 from 30.9% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $15 (0.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 16.0% for the nine months ended September 30, 1998 from 10.0% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      General and administrative expenses decreased $8,441 (9.5%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 52.0% for the nine months ended September 30, 1998 from 35.9% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      1982-2 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   1998              1997
                                                  -------          --------
      Oil and gas sales                           $81,205          $153,808
      Oil and gas production expenses             $22,814          $ 36,826
      Barrels produced                                  8                 6
      Mcf produced                                 47,398            70,763
      Average price/Bbl                           $ 12.13          $  17.17
      Average price/Mcf                           $  1.71          $   2.17

      As shown in the table above, total oil and gas sales decreased $72,603 (47.2%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $51,000 was related to a decrease in the volumes of gas sold and approximately $22,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 2 barrels, while volumes of gas sold decreased 23,365 Mcf for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) the normal decline in production due to diminishing reserves and (ii) the sale of one well during 1998. Average oil and gas prices decreased to $12.13 per barrel and $1.71 per Mcf, respectively, for the three months ended September 30, 1998 from $17.17 per barrel and $2.17 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,012 (38.0%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of gas sold and (ii) a decrease in production taxes associated with the decrease in gas sales. As a percentage of oil and gas sales, these expenses increased to 28.1% for the three months ended September 30, 1998 from 23.9% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in the average price of gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,308 (8.6%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 20.3% for the three months ended September 30, 1998 from 9.9% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in the average price of gas sold for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses decreased $1,662 (8.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 21.2% for the three months ended September 30, 1998 from 12.3% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $276,145         $496,237
      Oil and gas production expenses             $ 78,532         $ 97,247
      Barrels produced                                  41               90
      Mcf produced                                 144,968          225,390
      Average price/Bbl                           $  13.68         $  21.96
      Average price/Mcf                           $   1.90         $   2.19

      As shown in the table above, total oil and gas sales decreased $220,092 (44.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $176,000 was related to a decrease in volumes of gas sold and approximately $42,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 49 barrels and 80,422 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) the normal decline in production due to diminishing reserves and (ii) the sale of one well during 1998. Average oil and gas prices decreased to $13.68 per barrel and $1.90 per Mcf, respectively, for the nine months ended September 30, 1998 from $21.96 per barrel and $2.19 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $18,715 (19.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decreases in oil and gas sales, which decreases were partially offset by an increase in general repair and maintenance expenses on several wells during the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 28.4% for the nine months ended September 30, 1998 from 19.6% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $23,898 (37.6%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 14.4% for the nine months ended September 30, 1998 from 12.8% for the nine months ended September 30, 1997.

      General and administrative expenses decreased $6,839 (9.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 22.9% for the nine months ended September 30, 1998 from 14.1% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

               27.1     Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1982-1 Program's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

               27.2     Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1982-2 Program's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 6, 1998             By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 6, 1888             By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

 27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

 27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.