Form 10-Q
period 1999-03-31
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 1999-05-05
CIK 718943, 718944

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 1999                            0-12261 (1982-1)
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
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  1999            1998
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 92,454         $108,147
   Accrued oil and gas sales                       20,526           24,078
                                                 --------         --------
      Total current assets                       $112,980         $132,225

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            62,082           67,408

DEFERRED CHARGE                                    76,951           76,951
                                                 --------         --------
                                                 $252,013         $276,584
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  5,231         $  4,751
   Gas imbalance payable                            4,286            4,286
                                                 --------         --------
      Total current liabilities                  $  9,517         $  9,037

ACCRUED LIABILITY                                $ 57,239         $ 57,239

PARTNERS' CAPITAL:
   General Partner, 100 general
      partner units                              $  1,851         $  2,102
   Limited Partners, issued and
      outstanding, 10,000 Units                   183,406          208,206
                                                 --------         --------
      Total Partners' capital                    $185,257         $210,308
                                                 --------         --------
                                                 $252,013         $276,584
                                                 ========         ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                             $33,507           $52,075
   Interest                                        1,181             1,520
                                                 -------           -------
                                                 $34,688           $53,595

COSTS AND EXPENSES:
   Oil and gas production                        $17,346           $21,453
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   5,122             6,441
   General and administrative
      (Note 2)                                    37,271            37,683
                                                 -------           -------
                                                 $59,739           $65,577
                                                 -------           -------

NET LOSS                                        ($25,051)         ($11,982)
                                                 =======           =======
GENERAL PARTNER (1%) - net loss                 ($   251)         ($   120)
                                                 =======           =======
LIMITED PARTNERS (99%) - net loss               ($24,800)         ($11,862)
                                                 =======           =======
NET LOSS PER UNIT                               ($  2.48)         ($  1.19)
                                                 =======           =======
UNITS OUTSTANDING                                 10,100            10,100
                                                 =======           =======


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                               ----------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    ($ 25,051)        ($ 11,982)
   Adjustments to reconcile net loss
      to net cash provided (used) by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 5,122             6,441
      Decrease in accrued oil and
        gas sales                                  3,552            15,500
      Increase in accounts receivable -
        General Partner                                -         (     320)
      Increase in accounts payable                   480            10,141
                                                --------          --------
      Net cash provided (used) by
        operating activities                   ($ 15,897)         $ 19,780
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                        $    204          $    320
                                                --------          --------
   Net cash provided by investing
      activities                                $    204          $    320
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                $      -          $      -
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 15,693)          20,100

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           108,147           120,049
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 92,454          $140,149
                                                ========          ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  1999            1998
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $151,599         $110,694
   Accrued oil and gas sales                       48,030           62,996
                                                 --------         --------
      Total current assets                       $199,629         $173,690

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           130,163          140,337

DEFERRED CHARGE                                    21,746           21,746
                                                 --------         --------
                                                 $351,538         $335,773
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,675         $  4,780
   Gas imbalance payable                            1,675            1,675
                                                 --------         --------
      Total current liabilities                  $  6,350         $  6,455

ACCRUED LIABILITY                                $106,670         $106,670

PARTNERS' CAPITAL:
   General Partner, 80 general
      partner units                              $  2,385         $  2,226
   Limited Partners, issued and
      outstanding, 8,000 Units                    236,133          220,422
                                                 --------         --------
      Total Partners' capital                    $238,518         $222,648
                                                 --------         --------
                                                 $351,538         $335,773
                                                 ========         ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                            $73,586           $128,556
   Interest                                       1,471              3,171
   Gain on sale of oil and
      gas properties                                  -             60,327
                                                -------           --------
                                                $75,057           $192,054

COSTS AND EXPENSES:
   Oil and gas production                       $20,377           $ 33,478
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  9,265             14,252
   General and administrative
      (Note 2)                                   29,545             29,847
                                                -------           --------
                                                $59,187           $ 77,577
                                                -------           --------

NET INCOME                                      $15,870           $114,477
                                                =======           ========
GENERAL PARTNER (1%) - net income               $   159           $  1,145
                                                =======           ========
LIMITED PARTNERS (99%) - net income             $15,711           $113,332
                                                =======           ========
NET INCOME PER UNIT                             $  1.96           $  14.17
                                                =======           ========
UNITS OUTSTANDING                                 8,080              8,080
                                                =======           ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 15,870          $114,477
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 9,265            14,252
      Gain on sale of oil and gas
        properties                                     -         (  60,327)
      Decrease in accrued oil and
        gas sales                                 14,966            27,333
      Increase in accounts receivable -
        General Partner                                -         (  62,467)
      Increase (decrease) in accounts
        payable                                (     105)           12,973
                                                --------          --------
      Net cash provided by operating
        activities                              $ 39,996          $ 46,241
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $    909          $ 62,467
                                                --------          --------
   Net cash provided by investing
      activities                                $    909          $ 62,467
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $      -         ($242,400)
                                                --------          --------
   Net cash used by financing
      activities                                $      -         ($242,400)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 40,905         ($133,692)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           110,694           234,351
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $151,599          $100,659
                                                ========          ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
               DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 1999, statements of operations for the three months ended March 31, 1999 and 1998, and statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1999, results of operations for the three months ended March 31, 1999 and 1998, and changes in cash flows for the three months ended March 31, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

      The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Programs' calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. During the first quarter of 1998, the 1982-2 Program sold one well for $62,467 representing approximately 1% of its total reserves. The proceeds from this sale would have reduced the net book value of the oil and gas properties by 34%, significantly altering the capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 1% with the remainder recorded as a gain on sale of oil and gas properties.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1999 and 1998 the 1982-1 Program incurred such expenses totaling $37,271 and $37,683, respectively, of which $18,615 was paid each period to Dyco and its affiliates. During the three months ended March 31, 1999 and 1998 the 1982-2 Program incurred such expenses totaling $29,545 and $29,847, respectively, of which $14,610 was paid each period to Dyco and its affiliates.

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

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices were recently at or near their lowest level in the past decade due primarily to the global surplus of crude oil. However, oil prices have rebounded slightly during the first quarter of 1999 primarily due to a decrease in the global oil surplus and production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize,
      (ii) increase, or (iii) decrease.

      1982-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                    1999             1998
                                                  -------           -------
      Oil and gas sales                           $33,507           $52,075
      Oil and gas production expenses             $17,346           $21,453
      Barrels produced                                 95               189
      Mcf produced                                 20,679            24,868
      Average price/Bbl                           $ 10.89           $ 14.76
      Average price/Mcf                           $  1.57           $  1.98

      As shown in the table above, total oil and gas sales decreased $18,568 (35.7%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $1,000 and $8,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $9,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 94 barrels and 4,189 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from (i) the curtailment of sales during the three months ended March 31, 1999 on two wells due to the 1982-1 Program's overproduced gas balancing position in those wells and (ii) normal declines in production. Average oil and gas prices decreased to $10.89 per barrel and $1.57 per Mcf, respectively, for the three months ended March 31, 1999 from $14.76 per barrel and $1.98 per Mcf, respectively, for the three months ended March 31, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,107 (19.1%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from workover expenses incurred in 1998 on one significant well in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 51.8% for the three months ended March 31, 1999 from 41.2% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,319 (20.5%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 15.3% for the three months ended March 31, 1999 from 12.4% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $412 (1.1%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 111.2% for the three months ended March 31, 1999 from 72.4% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      1982-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                   1999              1998
                                                  -------          --------
      Oil and gas sales                           $73,586          $128,556
      Oil and gas production expenses             $20,377          $ 33,478
      Barrels produced                                 16                23
      Mcf produced                                 48,771            64,683
      Average price/Bbl                           $ 11.44          $  14.78
      Average price/Mcf                           $  1.51          $   1.98

      As shown in the table above, total oil and gas sales decreased $54,970 (42.8%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $32,000 was related to a decrease in the volumes of gas sold and approximately $23,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 7 barrels and 15,912 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production, (ii) the curtailment of sales during the three months ended March 31, 1999 on one well due to the 1982-2 Program's overproduced gas balancing position in that well, and (iii) the sale of one well during 1998. Average oil and gas prices decreased to $11.44 per barrel and $1.51 per Mcf, respectively, for the three months ended March 31, 1999 from $14.78 per barrel and $1.98 per Mcf, respectively, for the three months ended March 31, 1998.

      The 1982-2 Program sold one well during the three months ended March 31, 1998 for $62,467 representing approximately 1% of its total reserves. The proceeds from this sale would have reduced the net book value of the 1982-2 Program's oil and gas properties by 34%, significantly altering its capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 1% and a gain on sale of oil and gas properties of $60,327 was recognized. Similar sales during the three months ended March 31, 1999 did not significantly alter the 1982-2 Program's capitalized cost/proved reserves relationship.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,101 (39.1%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from decreases in (i) lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 27.7% for the three months ended March 31, 1999 from 26.0% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,987 (35.0%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decrease in (i) volumes of oil and gas sold and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1998. These decreases were partially offset by an increase in depreciation, depletion, and amortization primarily due to a decrease in the gas price used in the valuation of reserves at March 31, 1999 as compared to March 31, 1998. As a percentage of oil and gas sales, this expense increased to 12.6% for the three months ended March 31, 1999 from 11.1% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $302 (1.0%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 40.2% for the three months ended March 31, 1999 from 23.2% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.


YEAR 2000 COMPUTER ISSUES
-------------------------

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

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of May 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:

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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 2nd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than June 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Programs.

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

      With respect to oil and gas production and processing equipment, neither Samson nor the Programs operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these are in the process of being tested by the respective vendors and are expected to be Y2K compliant or replaced no later than June 30, 1999. Oil and gas production related to such equipment is very minor with respect to the entire Samson group, and, in fact, the Programs' production may not use such equipment at all.

      Office machines are currently being tested by Samson and vendors. It is expected that such machines will be made compliant or replaced no later than June 30, 1999.

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

      It is important to note that third party oil and gas purchasers have significant incentives to avoid disruptions arising from a Y2K failure. For example, most of these parties are under contractual obligations to purchase oil and gas or disperse revenues to Samson. The failure to do so will result in contractual and statutory penalties. Therefore, Samson believes that it is unlikely that there will be material third party non-compliance with purchase and remittance obligations as a result of Y2K issues.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Programs do not hold any market risk sensitive instruments.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           27.1         Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1982-1 Program's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

           27.2         Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1982-2 Program's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 5, 1999           By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 5, 1999           By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.