Form 10-Q
period 1999-06-30
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 1999-08-03
CIK 718943, 718944

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 1999                             0-12261 (1982-1)
                                             0-12262 (1982-2)


                          DYCO 1982 OIL AND GAS PROGRAM
                           (TWO LIMITED PARTNERSHIPS)
             (Exact Name of Registrant as specified in its charter)



                                                41-1438430 (1982-1)
         Minnesota                              41-1438437 (1982-2)
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
- ------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



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
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  1999            1998
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 82,887         $108,147
   Accrued oil and gas sales                       25,359           24,078
                                                 --------         --------
      Total current assets                       $108,246         $132,225

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            60,223           67,408

DEFERRED CHARGE                                    76,951           76,951
                                                 --------         --------
                                                 $245,420         $276,584
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,746         $  4,751
   Gas imbalance payable                            4,286            4,286
                                                 --------         --------
      Total current liabilities                  $  9,032         $  9,037

ACCRUED LIABILITY                                $ 57,239         $ 57,239

PARTNERS' CAPITAL:
   General Partner, 100 general
      partner units                              $  1,790         $  2,102
   Limited Partners, issued and
      outstanding, 10,000 Units                   177,359          208,206
                                                 --------         --------
      Total Partners' capital                    $179,149         $210,308
                                                 --------         --------
                                                 $245,420         $276,584
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                             $28,153           $35,794
   Interest                                          928             1,472
                                                 -------           -------
                                                 $29,081           $37,266

COSTS AND EXPENSES:
   Oil and gas production                        $13,484           $22,284
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   1,778             5,605
   General and administrative
      (Note 2)                                    19,927            20,558
                                                 -------           -------
                                                 $35,189           $48,447
                                                 -------           -------

NET LOSS                                        ($ 6,108)         ($11,181)
                                                 =======           =======
GENERAL PARTNER (1%) - net loss                 ($    61)         ($   112)
                                                 =======           =======
LIMITED PARTNERS (99%) - net loss               ($ 6,047)         ($11,069)
                                                 =======           =======
NET LOSS PER UNIT                               ($   .61)         ($  1.10)
                                                 =======           =======
UNITS OUTSTANDING                                 10,100            10,100
                                                 =======           =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          ---------

REVENUES:
   Oil and gas sales                             $61,660           $ 87,869
   Interest                                        2,109              2,992
                                                 -------           --------
                                                 $63,769           $ 90,861

COSTS AND EXPENSES:
   Oil and gas production                        $30,830           $ 43,737
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   6,900             12,046
   General and administrative
      (Note 2)                                    57,198             58,241
                                                 -------           --------
                                                 $94,928           $114,024
                                                 -------           --------

NET LOSS                                        ($31,159)         ($ 23,163)
                                                 =======           ========
GENERAL PARTNER (1%) - net loss                 ($   312)         ($    232)
                                                 =======           ========
LIMITED PARTNERS (99%) - net loss               ($30,847)         ($ 22,931)
                                                 =======           ========
NET LOSS PER UNIT                               ($  3.09)         ($   2.29)
                                                 =======           ========
UNITS OUTSTANDING                                 10,100             10,100
                                                 =======           ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                               ----------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    ($ 31,159)        ($ 23,163)
   Adjustments to reconcile net loss
      to net cash provided (used) by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 6,900            12,046
      (Increase) decrease in accrued
        oil and gas sales                      (   1,281)           19,715
      Decrease in accounts payable             (       5)        (   5,596)
                                                --------          --------
      Net cash provided (used) by
        operating activities                   ($ 25,545)         $  3,002
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                        $    285          $    320
                                                --------          --------
   Net cash provided by investing
      activities                                $    285          $    320
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                $      -          $      -
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 25,260)         $  3,322

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           108,147           120,049
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 82,887          $123,371
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  1999            1998
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $163,809         $110,694
   Accrued oil and gas sales                       57,401           62,996
                                                 --------         --------
      Total current assets                       $221,210         $173,690

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           124,911          140,337

DEFERRED CHARGE                                    21,746           21,746
                                                 --------         --------
                                                 $367,867         $335,773
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,727         $  4,780
   Gas imbalance payable                            1,675            1,675
                                                 --------         --------
      Total current liabilities                  $  6,402         $  6,455

ACCRUED LIABILITY                                $106,670         $106,670

PARTNERS' CAPITAL:
   General Partner, 80 general
      partner units                              $  2,547         $  2,226
   Limited Partners, issued and
      outstanding, 8,000 Units                    252,248          220,422
                                                 --------         --------
      Total Partners' capital                    $254,795         $222,648
                                                 --------         --------
                                                 $367,867         $335,773
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                            $50,027           $66,384
   Interest                                       1,567             1,974
                                                -------           -------
                                                $51,594           $68,358

COSTS AND EXPENSES:
   Oil and gas production                       $17,443           $22,240
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  1,963             8,965
   General and administrative
      (Note 2)                                   15,911            16,165
                                                -------           -------
                                                $35,317           $47,370
                                                -------           -------

NET INCOME                                      $16,277           $20,988
                                                =======           =======
GENERAL PARTNER (1%) - net income               $   162           $   210
                                                =======           =======
LIMITED PARTNERS (99%) - net income             $16,115           $20,778
                                                =======           =======
NET INCOME PER UNIT                             $  2.02           $  2.60
                                                =======           =======
UNITS OUTSTANDING                                 8,080             8,080
                                                =======           =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                            $123,613          $194,940
   Interest                                        3,038             5,145
   Gain on sale of oil and
      gas properties                                   -            60,327
                                                --------          --------
                                                $126,651          $260,412

COSTS AND EXPENSES:
   Oil and gas production                       $ 37,820          $ 55,718
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  11,228            23,217
   General and administrative
      (Note 2)                                    45,456            46,012
                                                --------          --------
                                                $ 94,504          $124,947
                                                --------          --------

NET INCOME                                      $ 32,147          $135,465
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    321          $  1,355
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 31,826          $134,110
                                                ========          ========
NET INCOME PER UNIT                             $   3.98          $  16.77
                                                ========          ========
UNITS OUTSTANDING                                  8,080             8,080
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 32,147          $135,465
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                11,228            23,217
      Gain on sale of oil and gas
        properties                                     -         (  60,327)
      Decrease in accrued oil and
        gas sales                                  5,595            50,689
      Decrease in accounts payable             (      53)        (   1,409)
                                                --------          --------
      Net cash provided by operating
        activities                              $ 48,917          $147,635
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $  4,198          $ 67,708
                                                --------          --------
   Net cash provided by investing
      activities                                $  4,198          $ 67,708
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $      -         ($242,400)
                                                --------          --------
   Net cash used by financing
      activities                                $      -         ($242,400)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 53,115         ($ 27,057)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           110,694           234,351
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $163,809          $207,294
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 1999, statements of operations for the three and six months ended June 30, 1999 and 1998, and statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1999, results of operations for the three and six months ended June 30, 1999 and 1998, and changes in cash flows for the six months ended June 30, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1999 and 1998 the 1982-1 Program incurred such expenses totaling $19,927 and $20,558, respectively, of which $18,615 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1999 and 1998 the 1982-1 Program incurred such expenses totaling $57,198 and $58,241, respectively, of which $37,230 was paid each period to Dyco and its affiliates. During the three months ended June 30, 1999 and 1998 the 1982-2 Program incurred such expenses totaling $15,911 and $16,165, respectively, of which $14,610 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1999 and 1998 the 1982-2 Program incurred such expenses totaling $45,456 and $46,012, respectively, of which $29,220 was paid each period to Dyco and its affiliates.

      Affiliates of the Program operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
- -----------------------------------------------

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

RESULTS OF OPERATIONS
- ---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices were recently at or near their lowest level in the past decade due primarily to the global surplus of crude oil. However, oil prices have rebounded during the first half of 1999 primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize,
      (ii) increase, or (iii) decrease.

      1982-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1999             1998
                                                  -------           -------
      Oil and gas sales                           $28,153           $35,794
      Oil and gas production expenses             $13,484           $22,284
      Barrels produced                                146               154
      Mcf produced                                 15,114            16,340
      Average price/Bbl                           $ 17.27           $ 12.51
      Average price/Mcf                           $  1.70           $  2.07

      As shown in the table above, total oil and gas sales decreased $7,641 (21.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $3,000 was related to a decrease in volumes of gas sold and approximately $6,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 8 barrels and 1,226 Mcf, respectively, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to a negative prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1999. This decrease was partially offset by (i) the curtailment of sales during the three months ended June 30, 1998 on one well due to the 1982-1 Program's overproduced gas balancing position in that well and (ii) a negative prior period volume adjustment made by the purchaser on another well during the three months ended June 30, 1998. Average oil prices increased to $17.27 per barrel for the three months ended June 30, 1999 from $12.51 per barrel for the three months ended June 30, 1998. Average gas prices decreased to $1.70 per Mcf for the three months ended June 30, 1999 from $2.07 per Mcf for the three months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,800 (39.5%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) a decrease in compression expenses on several wells during the three months ended June 30, 1999 and (ii) positive adjustments of prior period lease operating expenses on two wells during the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 47.9% for the three months ended June 30, 1999 from 62.3% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,827 (68.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold, (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1998, and (iii) an increase in the gas price used in the valuation of reserves at June 30, 1999 as compared to March 31, 1999. As a percentage of oil and gas sales, this expense decreased to 6.3% for the three months ended June 30, 1999 from 15.7% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $631 (3.1%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 70.8% for the three months ended June 30, 1999 from 57.4% for the three months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  -------           -------
      Oil and gas sales                           $61,660           $87,869
      Oil and gas production expenses             $30,830           $43,737
      Barrels produced                                241               343
      Mcf produced                                 35,793            41,208
      Average price/Bbl                           $ 14.76           $ 13.75
      Average price/Mcf                           $  1.62           $  2.02

      As shown in the table above, total oil and gas sales decreased $26,209 (29.8%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $11,000 was related to a decrease in volumes of gas sold and approximately $14,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 102 barrels and 5,415 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1999, (ii) the curtailment of sales on one well during the six months ended June 30, 1999 due to the 1982-1 Program's overproduced gas balancing position in that well and (iii) normal declines in production. These decreases were partially offset by the curtailment of sales during the six months ended June 30, 1998 on one well due to the 1982-1 Program's overproduced gas balancing position in that well. Average oil prices increased to $14.76 per barrel for the six months ended June 30, 1999 from $13.75 per barrel for the six months ended June 30, 1998. Average gas prices decreased to $1.62 per Mcf for the six months ended June 30, 1999 from $2.02 per Mcf for the six months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,907 (29.5%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to workover expenses incurred on one well during the six months ended June 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses remained relatively constant at 50.0% for the six months ended June 30, 1999 and 49.8% for the six months ended June 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,146 (42.7%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 11.2% for the six months ended June 30, 1999 from 13.7% for the six months ended June 30, 1998. This percentage decrease was primarily due to the upward revision in the estimate of remaining gas reserves at December 31, 1998.

      General and administrative expenses decreased $1,043 (1.8%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 92.8% for the six months ended June 30, 1999 from 66.3% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      1982-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   1999             1998
                                                  -------          -------
      Oil and gas sales                           $50,027          $66,384
      Oil and gas production expenses             $17,443          $22,240
      Barrels produced                                  -               10
      Mcf produced                                 26,986           32,887
      Average price/Bbl                           $     -          $ 12.40
      Average price/Mcf                           $  1.85          $  2.01

      As shown in the table above, total oil and gas sales decreased $16,357 (24.6%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $12,000 was related to a decrease in volumes of gas sold and approximately $4,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 10 barrels and 5,901 Mcf, respectively, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to a negative prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1999, which decrease was partially offset by a negative prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1998. The average oil price was $12.40 per barrel for the three months ended June 30, 1998. Average gas prices decreased to $1.85 per Mcf for the three months ended June 30, 1999 from $2.01 per Mcf for the three months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,797 (21.6%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to decreases in (i) lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 34.9% for the three months ended June 30, 1999 from 33.5% for the three months ended June 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,002 (78.1%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold, (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1998, and (iii) an increase in the gas price used in the valuation of reserves at June 30, 1999 as compared to March 31, 1999. As a percentage of oil and gas sales, this expense decreased to 3.9% for the three months ended June 30, 1999 from 13.5% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $254 (1.6%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 31.8% for the three months ended June 30, 1999 from 24.4% for the three months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $123,613         $194,940
      Oil and gas production expenses             $ 37,820         $ 55,718
      Barrels produced                                  16               33
      Mcf produced                                  75,757           97,570
      Average price/Bbl                           $  14.00         $  14.06
      Average price/Mcf                           $   1.63         $   1.99

      As shown in the table above, total oil and gas sales decreased $71,327 (36.6%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $43,000 was related to a decrease in volumes of gas sold and approximately $28,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 17 barrels and 21,813 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to a negative prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1999. Average oil and gas prices decreased to $14.00 per barrel and $1.63 per Mcf, respectively, for the six months ended June 30, 1999 from $14.06 per barrel and $1.99 per Mcf, respectively, for the six months ended June 30, 1998.

      The 1982-2 Program sold one well during the six months ended June 30, 1998 for $62,467 representing approximately 1% of its total reserves. The proceeds from this sale would have reduced the net book value of the 1982-2 Program's oil and gas properties by 34%, significantly altering its capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 1% and a gain on sale of oil and gas properties of $60,327 was recognized. Similar sales during the six months ended June 30, 1999 did not significantly alter the 1982-2 Program's capitalized cost/proved reserves relationship.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,898 (32.1%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 30.6% for the six months ended June 30, 1999 from 28.6% for the six months ended June 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $11,989 (51.6%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 9.1% for the six months ended June 30, 1999 from 11.9% for the six months ended June 30, 1998. This percentage decrease was primarily due to the upward revision in the estimate of remaining gas reserves at December 31, 1998.

      General and administrative expenses decreased $556 (1.2%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 36.8% for the six months ended June 30, 1999 from 23.6% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.


YEAR 2000 COMPUTER ISSUES
- -------------------------

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

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Programs, Samson Investment Company and its affiliates ("Samson"), and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas: (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, Dyco does not believe that these risks will be material to the Programs' operations.

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

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of July 15, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 3rd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than September 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Programs.

      5. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in Samson's financial and administrative systems, all of the accounting processes that are currently automated will need to be performed manually. Samson has communicated to its management team the importance of having adequate staff available to manually perform necessary functions to minimize disruptions.


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

      With respect to oil and gas production and processing equipment, neither Samson nor the Programs operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these have been tested by the respective vendors and have been found to be Y2K compliant or have been upgraded or replaced.

      Office machines have been tested by Samson and vendors and are believed to be compliant.

      3. Risk Assessment and Remediation. The failure to identify and correct a material Y2K problem in an imbedded system could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. As noted above, Samson has identified less than 10 imbedded system applications all of which have been made compliant or replaced. None of these applications are believed to be material to Samson or the Programs. Samson believes that sufficient manual processes are available to minimize any field level risk and that there will be no material impact on the Programs with respect to these applications.

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

      4. Remediation. Where Samson perceives significant risk of Y2K non-compliance that may have a material impact on it, and where the relationship between Samson and a vendor, customer, or business partner permits, joint testing may be undertaken during the remainder of 1999 to further identify these risks.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1     Financial  Data Schedule  containing  summary  financial
         information   extracted   from  the   1982-1   Program's
         financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.2     Financial  Data Schedule  containing  summary  financial
         information   extracted   from  the   1982-2   Program's
         financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 3, 1999        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 3, 1999        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
- ------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.