Form 10-Q
period 1999-09-30
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 1999-11-03
CIK 718943, 718944

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 1999                                0-12261 (1982-1)
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999              1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 80,369         $108,147
   Accrued oil and gas sales                       32,156           24,078
                                                 --------         --------
      Total current assets                       $112,525         $132,225

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            58,586           67,408

DEFERRED CHARGE                                    76,951           76,951
                                                 --------         --------
                                                 $248,062         $276,584
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,426         $  4,751
   Gas imbalance payable                            4,286            4,286
                                                 --------         --------
      Total current liabilities                  $  8,712         $  9,037

ACCRUED LIABILITY                                $ 57,239         $ 57,239

PARTNERS' CAPITAL:
   General Partner, 100 general
      partner units                              $  1,820         $  2,102
   Limited Partners, issued and
      outstanding, 10,000 Units                   180,291          208,206
                                                 --------         --------
      Total Partners' capital                    $182,111         $210,308
                                                 --------         --------
                                                 $248,062         $276,584
                                                 ========         ========






                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                             $48,862           $66,187
   Interest                                          966             1,786
                                                 -------           -------
                                                 $49,828           $67,973

COSTS AND EXPENSES:
   Oil and gas production                        $22,394           $30,420
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   2,766            12,542
   General and administrative
      (Note 2)                                    21,706            21,873
                                                 -------           -------
                                                 $46,866           $64,835
                                                 -------           -------

NET INCOME                                       $ 2,962           $ 3,138
                                                 =======           =======
GENERAL PARTNER (1%) - net income                $    30           $    32
                                                 =======           =======
LIMITED PARTNERS (99%) - net income              $ 2,932           $ 3,106
                                                 =======           =======
NET INCOME PER UNIT                              $   .30           $   .31
                                                 =======           =======
UNITS OUTSTANDING                                 10,100            10,100
                                                 =======           =======

                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                ---------         ---------

REVENUES:
   Oil and gas sales                             $110,522          $154,056
   Interest                                         3,075             4,778
                                                 --------          --------
                                                 $113,597          $158,834

COSTS AND EXPENSES:
   Oil and gas production                        $ 53,224          $ 74,157
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    9,666            24,588
   General and administrative
      (Note 2)                                     78,904            80,114
                                                 --------          --------
                                                 $141,794          $178,859
                                                 --------          --------

NET LOSS                                        ($ 28,197)        ($ 20,025)
                                                 ========          ========
GENERAL PARTNER (1%) - net loss                 ($    282)        ($    200)
                                                 ========          ========
LIMITED PARTNERS (99%) - net loss               ($ 27,915)        ($ 19,825)
                                                 ========          ========
NET LOSS PER UNIT                               ($   2.79)        ($   1.98)
                                                 ========          ========
UNITS OUTSTANDING                                  10,100            10,100
                                                 ========          ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                               ----------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    ($ 28,197)        ($ 20,025)
   Adjustments to reconcile net loss
      to net cash provided (used) by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 9,666            24,588
      (Increase) decrease in accrued
        oil and gas sales                      (   8,078)           27,132
      Decrease in accounts payable             (     325)        (   5,805)
                                                --------          --------
      Net cash provided (used) by
        operating activities                   ($ 26,934)         $ 25,890
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                        $      -          $    259
   Additions to oil and gas properties         (     844)                -
                                                --------          --------
   Net cash provided (used) by
      investing activities                     ($    844)         $    259
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                $      -          $      -
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 27,778)         $ 26,149

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           108,147           120,049
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 80,369          $146,198
                                                ========          ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999              1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 33,798         $110,694
   Accrued oil and gas sales                       70,464           62,996
                                                 --------         --------
      Total current assets                       $104,262         $173,690

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           131,724          140,337

DEFERRED CHARGE                                    21,746           21,746
                                                 --------         --------
                                                 $257,732         $335,773
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  5,214         $  4,780
   Gas imbalance payable                            1,675            1,675
                                                 --------         --------
      Total current liabilities                  $  6,889         $  6,455

ACCRUED LIABILITY                                $106,670         $106,670

PARTNERS' CAPITAL:
   General Partner, 80 general
      partner units                              $  1,441         $  2,226
   Limited Partners, issued and
      outstanding, 8,000 Units                    142,732          220,422
                                                 --------         --------
      Total Partners' capital                    $144,173         $222,648
                                                 --------         --------
                                                 $257,732         $335,773
                                                 ========         ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                ---------         --------

REVENUES:
   Oil and gas sales                            $107,287          $81,205
   Interest                                        1,816            2,371
                                                --------          -------
                                                $109,103          $83,576

COSTS AND EXPENSES:
   Oil and gas production                       $ 34,714          $22,814
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   6,328           16,520
   General and administrative
      (Note 2)                                    17,083           17,216
                                                --------          -------
                                                $ 58,125          $56,550
                                                --------          -------

NET INCOME                                      $ 50,978          $27,026
                                                ========          =======
GENERAL PARTNER (1%) - net income               $    510          $   270
                                                ========          =======
LIMITED PARTNERS (99%) - net income             $ 50,468          $26,756
                                                ========          =======
NET INCOME PER UNIT                             $   6.31          $  3.34
                                                ========          =======
UNITS OUTSTANDING                                  8,080            8,080
                                                ========          =======



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                            $230,900          $276,145
   Interest                                        4,854             7,776
   Gain on sale of oil and
      gas properties                                   -            60,067
                                                --------          --------
                                                $235,754          $343,988

COSTS AND EXPENSES:
   Oil and gas production                       $ 72,534          $ 78,532
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  17,556            39,737
   General and administrative
      (Note 2)                                    62,539            63,228
                                                --------          --------
                                                $152,629          $181,497
                                                --------          --------

NET INCOME                                      $ 83,125          $162,491
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    831          $  1,625
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 82,294          $160,866
                                                ========          ========
NET INCOME PER UNIT                             $  10.29          $  20.11
                                                ========          ========
UNITS OUTSTANDING                                  8,080             8,080
                                                ========          ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 83,125          $162,491
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                17,556            39,737
      Gain on sale of oil and gas
        properties                                     -         (  60,067)
      (Increase) decrease in accrued
        oil and gas sales                      (   7,468)           65,619
      Increase (decrease) in accounts
        payable                                      434         (   2,329)
                                                --------          --------
      Net cash provided by operating
        activities                              $ 93,647          $205,451
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $  3,289          $ 68,427
   Additions to oil and gas properties         (  12,232)                -
                                                --------          --------
   Net cash provided (used) by
      investing activities                     ($  8,943)         $ 68,427
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($161,600)        ($444,400)
                                                --------          --------
   Net cash used by financing
      activities                               ($161,600)        ($444,400)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 76,896)        ($170,522)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           110,694           234,351
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 33,798          $ 63,829
                                                ========          ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
               DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 1999, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999, results of operations for the three and nine months ended September 30, 1999 and 1998, and changes in cash flows for the nine months ended September 30, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1999 and 1998 the 1982-1 Program incurred such expenses totaling $21,706 and $21,873, respectively, of which $18,615 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1999 and 1998 the 1982-1 Program incurred such expenses totaling $78,904 and $80,114, respectively, of which $55,845 was paid each period to Dyco and its affiliates. During the three months ended September 30, 1999 and 1998 the 1982-2 Program incurred such expenses totaling $17,083 and $17,216, respectively, of which $14,610 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1999 and 1998 the 1982-2 Program incurred such expenses totaling $62,539 and $63,228, respectively, of which $43,830 was paid each period to Dyco and its affiliates.

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

      During the nine months ended September 30, 1999, capital expenditures incurred by the 1982-2 Program totaled $12,232. These expenditures were primarily due to the purchase of equipment for successful workovers on two wells in order to improve the recovery of reserves.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices in 1998 and early 1999 were at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Oil prices have since rebounded primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or
      (iii) decrease.

      1982-1 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1999             1998
                                                  -------           -------
      Oil and gas sales                           $48,862           $66,187
      Oil and gas production expenses             $22,394           $30,420
      Barrels produced                                 69               154
      Mcf produced                                 20,478            39,638
      Average price/Bbl                           $ 23.00           $ 12.34
      Average price/Mcf                           $  2.31           $  1.62

      As shown in the table above, total oil and gas sales decreased $17,325 (26.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this decrease, approximately $31,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $14,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 85 barrels and 19,160 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1998. Average oil and gas prices increased to $23.00 per barrel and $2.31 per Mcf, respectively, for the three months ended September 30, 1999 from $12.34 per barrel and $1.62 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,026 (26.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to workover expenses incurred on one well during the three months ended September 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses remained relatively constant at 45.8% for the three months ended September 30, 1999 and 46.0% for the three months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,776 (77.9%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold, (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1998, and (iii) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 5.7% for the three months ended September 30, 1999 from 18.9% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 44.4% for the three months ended September 30, 1999 from 33.0% for the three months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    1999              1998
                                                  --------          --------
      Oil and gas sales                           $110,522          $154,056
      Oil and gas production expenses             $ 53,224          $ 74,157
      Barrels produced                                 310               497
      Mcf produced                                  56,271            80,846
      Average price/Bbl                           $  16.59          $  13.31
      Average price/Mcf                           $   1.87          $   1.82

      As shown in the table above, total oil and gas sales decreased $43,534 (28.3%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $45,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 187 barrels and 24,575 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1998 and a negative prior period volume adjustment made by the purchaser on another well during the nine months ended September 30, 1999. Average oil and gas prices increased to $16.59 per barrel and $1.87 per Mcf, respectively, for the nine months ended September 30, 1999 from $13.31 per barrel and $1.82 per Mcf, respectively, for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $20,933 (28.2%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to workover expenses incurred on two wells during the nine months ended September 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses remained relatively constant at 48.2% for the nine months ended September 30, 1999 and 48.1% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,922 (60.7%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold, (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1998, and (iii) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 8.7% for the nine months ended September 30, 1999 from 16.0% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $1,210 (1.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 71.4% for the nine months ended September 30, 1999 from 52.0% for the nine months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      1982-2 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1999            1998
                                                  --------         -------
      Oil and gas sales                           $107,287         $81,205
      Oil and gas production expenses             $ 34,714         $22,814
      Barrels produced                                  11               8
      Mcf produced                                  45,766          47,398
      Average price/Bbl                           $  22.18         $ 12.13
      Average price/Mcf                           $   2.34         $  1.71

      As shown in the table above, total oil and gas sales increased $26,082 (32.1%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $29,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $3,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 3 barrels, while volumes of gas sold decreased 1,632 Mcf for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of one well to perform a workover during the three months ended September 30, 1999, (ii) the receipt of a reduced percentage of sales during the three months ended September 30, 1999 on one well due to the 1982-2 Program's overproduced gas balancing position in that well, and (iii) normal declines in production. These decreases were partially offset by a negative prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1998. Average oil and gas prices increased to $22.18 per barrel and $2.34 per Mcf, respectively, for the three months ended September 30, 1999 from $12.13 per barrel and $1.71 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $11,900 (52.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase was primarily due to (i) workover expenses incurred on two wells during the three months ended September 30, 1999 in order to improve the recovery of reserves and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 32.4% for the three months ended September 30, 1999 from 28.1% for the three months ended September 30, 1998. This percentage increase was primarily due to the 1999 workover expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,192 (61.7%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold, (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1998, and (iii) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 5.9% for the three months ended September 30, 1999 from 20.3% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 15.9% for the three months ended September 30, 1999 from 21.2% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                                Nine Months Ended September 30,
                                               -------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $230,900         $276,145
      Oil and gas production expenses             $ 72,534         $ 78,532
      Barrels produced                                  27               41
      Mcf produced                                 121,523          144,968
      Average price/Bbl                           $  17.33         $  13.68
      Average price/Mcf                           $   1.90         $   1.90

      As shown in the table above, total oil and gas sales decreased $45,245 (16.4%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $45,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 14 barrels and 23,445 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1999, (ii) the shutting-in of one well to perform a workover during the nine months ended September 30, 1999, and (iii) normal declines in production. These decreases were partially offset by a negative prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1998. Average oil prices increased to $17.33 per barrel for the nine months ended September 30, 1999 from $13.68 per barrel for the nine months ended September 30, 1998. Average gas prices remained constant at $1.90 per Mcf for the nine months ended September 30, 1999 and 1998.

      The 1982-2 Program sold one well during the nine months ended September 30, 1998 for $62,467 representing approximately 1% of its total reserves. The proceeds from this sale would have reduced the net book value of the 1982-2 Program's oil and gas properties by 34%, significantly altering its capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 1% and a gain on sale of oil and gas properties of $60,067 was recognized. Similar sales during the nine months ended September 30, 1999 did not significantly alter the 1982-2 Program's capitalized cost/proved reserves relationship.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,998 (7.6%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold and
      (ii) a decrease in production taxes associated with the decrease in oil and gas sales, which decreases were partially offset by workover expenses incurred on two wells during the nine months ended September 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 31.4% for the nine months ended September 30, 1999 from 28.4% for the nine months ended September 30, 1998. This percentage increase was primarily due to the 1999 workover expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $22,181 (55.8%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold, (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1998, and (iii) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 7.6% for the nine months ended September 30, 1999 from 14.4% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $689 (1.1%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 27.1% for the nine months ended September 30, 1999 from 22.9% for the nine months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.


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

      The Programs rely on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson has addressed each of the three Y2K areas discussed above through a readiness process that:

      1.    increased the awareness of the issue among key employees;
      2.    identified areas of potential risk;
      3. assessed the relative impact of these risks and Samson's ability to manage them; and
      4.    remediated the risks on a priority basis wherever possible.

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of November 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:

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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. All of the Y2K upgrades have been completed. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be currently Y2K compliant. The costs of all such risk assessments and remediation were not material to the Programs.

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

      4. Remediation. Where Samson perceived a significant risk of Y2K non-compliance by banks and other significant vendors that would have had a material impact on Samson's business, Samson undertook joint testing during 1999, and any identified problems have been resolved.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the 1982-1 Program's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the 1982-2 Program's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 03, 1999            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 03, 1999            By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.