Form 10-K405
period 1999-12-31
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 2000-03-24
CIK 718943, 718944

FORM 10-K405

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

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


                          TABLE OF CONTENTS


PART I........................................................................3
      ITEM 1.   BUSINESS......................................................3
      ITEM 2.   PROPERTIES....................................................7
      ITEM 3.   LEGAL PROCEEDINGS............................................12
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS..........13
PART II......................................................................13
      ITEM 5.   MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP
                UNITS AND RELATED LIMITED PARTNER MATTERS.....................13
      ITEM 6.   SELECTED FINANCIAL DATA.......................................14
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................17
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK.............................................24
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................25
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................49
PART III......................................................................49
      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............49
      ITEM 11.  EXECUTIVE COMPENSATION........................................50
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT ...............................................55
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................55
PART IV.......................................................................57
      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K ..................................................57
      SIGNATURES..............................................................60

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Programs. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1999, Samson owned interests in approximately 14,000 oil and gas wells located in 17 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1999, Samson operated approximately 3,400 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and Samson. As of March 1, 2000 Samson employed approximately 920 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 95.6% of the 1982-1 Program's oil and gas sales during the year ended December 31, 1999. With respect to the 1982-2 Program, purchases of gas by El Paso accounted for approximately 99.6% of its oil and gas sales during the year ended December 31, 1999. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

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

      The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas increased from approximately $1.93 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.00 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Programs' oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


ITEM 2.  PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 1999.

                         Well Statistics(1)
                       As of December 31, 1999

                                          1982-1      1982-2
                                          Program     Program
                                          -------     -------
           Gross productive wells(2):
             Oil                              1           -
             Gas                             16          19
                                             --          --
                Total                        17          19

           Net productive wells(3):
             Oil                            .36           -
             Gas                           1.77        1.89
                                           ----        ----
                Total                      2.13        1.89

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

      Drilling Activities

      The Programs participated in no drilling activities for the year ended December 31, 1999.


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.




                         Net Production Data

                                             Year Ended December 31,
                                        ---------------------------------
                                          1999        1998         1997
                                        --------    --------     --------
1982-1 Program:
--------------

   Production:
      Oil (Bbls)(1)                          514         660        1,906
      Gas (Mcf)(2)                        81,905      98,703      122,008

   Oil and gas sales:
      Oil                               $  9,735    $  8,426     $ 37,204
      Gas                                161,437     181,213      285,698
                                         -------     -------      -------
        Total                           $171,172    $189,639     $322,902
                                         =======     =======      =======
   Total direct operating expenses(3)   $ 76,957    $117,552     $104,415
                                         =======     =======      =======

   Direct operating expenses as a
      percentage of oil and gas
      sales                                45.0%       62.0%        32.3%

   Average sales price:
      Per barrel of oil                  $ 18.94      $12.77       $19.52
      Per Mcf of gas                        1.97        1.84         2.34

   Direct operating expenses per
      equivalent Mcf of gas(4)           $   .91      $ 1.15       $  .78

                                              Year Ended December 31,
                                        ---------------------------------
                                          1999        1998         1997
                                        --------    --------     --------
1982-2 Program:
--------------

   Production:
      Oil (Bbls)(1)                           38          79          102
      Gas (Mcf)(2)                       163,119     206,718      321,119

   Oil and gas sales:
      Oil                               $    732    $    995     $  2,191
      Gas                                332,782     382,038      722,562
                                         -------     -------      -------
        Total                           $333,514    $383,033     $724,753
                                         =======     =======      =======
   Total direct operating expenses(3)   $112,675    $118,161     $141,971
                                         =======     =======      =======

   Direct operating expenses as a
      percentage of oil and gas
      sales                                33.8%       30.8%        19.6%

   Average sales price:
      Per barrel of oil                   $19.26      $12.59       $21.48
      Per Mcf of gas                        2.04        1.85         2.25

   Direct operating expenses per
      equivalent Mcf of gas(4)            $  .69      $  .57       $  .44


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


      Proved Reserves and Net Present Value

      The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 1999. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 1999. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1999. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 1999 will actually be realized for such production.

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

                         Proved Reserves and
                         Net Present Values
                        From Proved Reserves

                     As of December 31, 1999(1)

                           1982-1 Program:
                           --------------

        Estimated proved reserves:
           Gas (Mcf)                              736,978
           Oil and liquids (Bbls)                   3,071

        Net present value
           (discounted at 10% per annum)         $722,744

                           1982-2 Program:
                           --------------

        Estimated proved reserves:
           Gas (Mcf)                              962,934
           Oil and liquids (Bbls)                     322

        Net present value
           (discounted at 10% per annum)         $799,229


--------------

(1) Includes certain gas balancing adjustments which cause the gas volumes and net present value to differ from the reserve reports prepared by Dyco and reviewed by Ryder Scott.

      No estimates of the proved reserves of the Programs comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Programs' proved reserves is contained in Note 4 to the Programs' financial statements, included in Item 8 of this Annual Report.


                       Significant Properties

                           1982-1 Program
                           --------------

      As of December 31, 1999, the 1982-1 Program's properties consisted of 17 gross (2.13 net) productive wells. The 1982-1 Program also owned a non-working interest in an additional 4 wells. Affiliates of the 1982-1 Program operate 13 (62%) of its total wells. All of the 1982-1 Program's properties are located onshore in the continental United States. Substantially all of the 1982-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

      As of December 31, 1999, the 1982-1 Program's properties in the Anadarko Basin consisted of 16 gross (1.61 net) productive wells. The 1982-1 Program also owned a non-working interest in an additional 4 wells in the Anadarko Basin. Affiliates of the 1982-1 Program operate 12 (60%) of its total Anadarko Basin wells. As of December 31, 1999, the 1982-1 Program had estimated total proved reserves in the Anadarko Basin of approximately 726,112 Mcf of gas and approximately 3,071 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $711,812.


                           1982-2 Program
                           --------------

      As of December 31, 1999, the 1982-2 Program's properties consisted of 19 gross (1.89 net) productive wells. The 1982-2 Program also owned a non-working interest in an additional 4 wells. Affiliates of the 1982-2 Program operate 12 (52%) of its total wells. All of the 1982-2 Program's reserves are located in the Anadarko Basin.


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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the limited partners of either Program during 1999.





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


                           1982-1 PROGRAM
                           --------------

                                  Repurchase        Cash
                                     Price      Distributions
                                  ----------    -------------

           1998:
             First Quarter            $44            $ -
             Second Quarter            44              -
             Third Quarter             70              -
             Fourth Quarter            70              -

           1999:
             First Quarter            $70            $ -
             Second Quarter            70              -
             Third Quarter             59              -
             Fourth Quarter            59              -

           2000:
             First Quarter            $59            $ -

                           1982-2 PROGRAM
                           --------------

                                  Repurchase        Cash
                                     Price      Distributions
                                  ----------    -------------

           1998:
             First Quarter            $65            $30
             Second Quarter            35              -
             Third Quarter             96             25(1)
             Fourth Quarter            71              -

           1999:
             First Quarter            $71            $ -
             Second Quarter            71              -
             Third Quarter            102             20
             Fourth Quarter            82              -

           2000:
             First Quarter            $82            $ -

------------------
(1) Includes proceeds from the sale of oil and gas properties.

      As of March 1, 2000 the 1982-1 Program has 10,000 Units outstanding and approximately 2,800 Limited Partners of record. The 1982-2 Program has 8,000 Units outstanding and approximately 2,200 Limited Partners of record.


ITEM 6.    SELECTED FINANCIAL DATA

      Selected Financial Data

      The following table presents selected financial data for the Programs. This data should be read in conjunction with the financial statements of the Programs, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."



                                        1982-1 Program
                                        --------------
                                                          December 31,
                                    --------------------------------------------------------
                                      1999        1998        1997       1996      1995
                                    ---------   --------    --------   --------  -----------
Summary of Operations:
   Oil and gas sales                 $171,172    $189,639   $322,902    $317,267  $263,331
   Total revenues                     174,880     195,910    329,262     319,923   263,538

   Lease operating
      expenses                         65,227     103,308     80,881      86,759   115,436
   Production taxes                    11,730      14,244     23,534      22,755    18,645
   General and administrative
      expenses                         99,101      99,817    109,234     102,540   104,106
   Depreciation, depletion,
      and amortization of oil
      and gas properties               18,171      21,999     35,611      21,362    40,413

   Net income (loss)                (  19,349)  (  43,458)    80,002      86,507 (  15,062)
      per Unit                      (    1.92)  (    4.30)      7.92        8.57 (    1.49)
   Cash distributions                    -           -       202,000        -         -
      per Unit                           -           -            20        -         -

Summary Balance Sheet Data:
   Total assets                       208,291     276,584    319,181     436,000   351,285
   Partners' capital                  190,959     210,308    253,766     375,764   289,257




                                        1982-2 Program
                                        --------------

                                                         December 31,
                                    -------------------------------------------------------
                                      1999        1998        1997       1996      1995
                                    --------    --------    --------   --------  ----------
Summary of Operations:
   Oil and gas sales                $333,514    $383,033    $724,753   $685,439  $582,641
   Total revenues                    338,989     451,775     733,617    693,653   590,407

   Lease operating
      expenses                        88,791      91,116      93,272    110,110   126,949
   Production taxes                   23,884      27,045      48,699     51,460    41,329
   General and administrative
      expenses                        78,343      78,639      86,233     81,018    83,226
   Depreciation, depletion,
      and amortization of oil
      and gas properties              27,356      36,357      74,318     58,142   107,051
   Impairment provision                 -           -           -          -       14,169

   Net income                        120,615     218,618     431,095    392,923   217,683
      per Unit                         14.93       27.06       53.35      48.63     26.94
   Cash distributions                161,600     444,400     484,800    404,000   242,400
      per Unit                            20          55          60         50        30

Summary Balance Sheet Data:
   Total assets                      322,726     335,773     545,239    645,642   616,939
   Partners' capital                 181,663     222,648     448,430    502,135   513,212


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas increased from approximately $1.93 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.00 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Programs' oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


                              Results of Operations

                                 1982-1 Program
                                 --------------

                    Year Ended December 31, 1999 Compared to
                          Year Ended December 31, 1998
                    ----------------------------------------

      Total oil and gas sales decreased $18,467 (9.7%) in 1999 as compared to 1998. Of this decrease, approximately $2,000 and $30,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $3,000 and $11,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 146 barrels and 16,798 Mcf, respectively, in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the purchaser on one well during 1998 and a negative prior period volume adjustment made by the purchaser on another well during 1999. Average oil and gas prices increased to $18.94 per barrel and $1.97 per Mcf, respectively, in 1999 from $12.77 per barrel and $1.84 per Mcf, respectively, in 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $40,595 (34.5%) in 1999 as compared to 1998. This decrease was primarily due to workover expenses incurred on one well during 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 45.0% in 1999 from 62.0% in 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,828 (17.4%) in 1999 as compared to 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 10.6% in 1999 from 11.6% in 1998.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses increased to 57.9% in 1999 from 52.6% in 1998. This percentage increase was primarily due to the decrease in oil and gas sales.



                    Year Ended December 31, 1998 Compared to
                          Year Ended December 31, 1997
                    ----------------------------------------

      Total oil and gas sales decreased $133,263 (41.3%) in 1998 as compared to 1997. Of this decrease, approximately $24,000 and $55,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $4,000 and $50,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,246 barrels and 23,305 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from the sale of one well during 1997. The decrease in volumes of gas sold resulted primarily from (i) the curtailment of sales during 1998 on one well due to the 1982-1 Program's overproduced gas balancing position in that well, (ii) a negative prior period volume adjustment made in 1998 by the purchaser on one well, and (iii) the sale of another well during 1997. These decreases were partially offset by an increase primarily due to a positive prior period volume adjustment made by the purchaser on one well during 1998. Average oil and gas prices decreased to $12.77 per barrel and $1.84 per Mcf, respectively, in 1998 from $19.52 per barrel and $2.34 per Mcf, respectively, in 1997.

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


                                 1982-2 Program
                                 --------------

                    Year Ended December 31, 1999 Compared to
                          Year Ended December 31, 1998
                    ----------------------------------------

      Total oil and gas sales decreased $49,519 (12.9%) in 1999 as compared to 1998. Of this decrease, approximately $81,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $31,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 41 barrels and 43,599 Mcf, respectively, in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the purchaser on one well during 1999, (ii) a negative gas balancing adjustment made by the operator on one well during 1999, and (iii) normal declines in production. These decreases were partially offset by a negative prior period volume adjustment made by the purchaser on one well during 1998. Average oil and gas prices increased to $19.26 per barrel and $2.04 per Mcf, respectively, in 1999 from $12.59 per barrel and $1.85 per Mcf, respectively, in 1998.

      The 1982-2 Program sold one well during the first quarter of 1998 for $62,207 representing approximately 1% of its total reserves. The proceeds from this sale would have reduced the net book value of the 1982-2 Program's oil and gas properties by 34%, significantly altering its capitalized cost/proved reserves relationship. Accordingly, in 1998 capitalized costs were reduced by approximately 1% and a gain on sale of oil and gas properties of $60,607 was recognized. Similar sales during 1999 did not significantly alter the 1982-2 Program's capitalized cost/proved reserves relationship.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,486 (4.6%) in 1999 as compared to 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred during 1999 on several wells in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 33.8% in 1999 from 30.8% in 1998. This percentage increase was primarily due to the 1999 workover expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,001 (24.8%) in 1999 as compared to 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold, (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1999, and (iii) an increase in the gas price used in the valuation of reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 8.2% in 1999 from 9.5% in 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses increased to 23.5% in 1999 from 20.5% in 1998. This percentage increase was primarily due to the decrease in oil and gas sales.


                    Year Ended December 31, 1998 Compared to
                          Year Ended December 31, 1997
                    ----------------------------------------

      Total oil and gas sales decreased $341,720 (47.1%) in 1998 as compared to 1997. Of this decrease, approximately $257,000 was related to a decrease in volumes of gas sold and approximately $83,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 23 barrels and 114,401 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production, (ii) a negative prior period volume adjustment made in 1998 by the purchaser on one well and (iii) the sale of one well during 1998. Average oil and gas prices decreased to $12.59 per barrel and $1.85 per Mcf, respectively, in 1998 from $21.48 per barrel and $2.25 per Mcf, respectively, in 1997.

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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 1999 production levels for future years, the 1982-1 Program's proved oil and gas reserve quantities at December 31, 1999 would have remaining lives of approximately 6.0 and 9.0 years, respectively, and the 1982-2 Program's proved oil and gas reserves at December 31, 1999 would have remaining lives of approximately 8.5 and 5.9 years, respectively. However, since the Programs' reserve estimates are based on oil and gas prices at December 31, 1999, it is possible that a significant decrease in oil and gas prices from December 31, 1999 levels will reduce such reserves and their corresponding life-span.

      The Programs' available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. However, during 1999 the 1982-1 Program paid $74,325, net of taxes, for the purchase of gas reserves from Burlington Resources, (of which $34,663 was recorded to oil and gas properties and $39,662 was used to reduce the accrued liability for lease operating expenses) on the Purvis No. 1-2 well and the Armstrong No. 1-29 well. These reserves were purchased in order to assist the 1982-1 Program in reducing its gas imbalance liability since the 1982-1 Program had produced significantly more than its share of gas on these wells. The 1982-1 Program owns working interests of 8.95% and 7.18%, respectively, in the Purvis No. 1-2 and Armstrong No. 1-19 wells. During 1999, the 1982-2 Program invested approximately $12,000 in equipment for successful workovers on three wells in order to improve the recovery of reserves. These expenditures may reduce or eliminate cash available for a particular quarterly cash distribution. Cash for operational purposes has generally been provided by current oil and gas production. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Programs in 1999. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000 Computer Issues

      The year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. To the knowledge of the General Partner, the Programs have not experienced any material effects from the year 2000 issue. Costs incurred by the Programs in order to ensure year 2000 compatibility were not material to the Programs.



ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

      The Programs do not hold any market risk sensitive instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  REPORT OF INDEPENDENT ACCOUNTANTS


TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1982-1 Limited Partnership, a Minnesota limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







                               PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 20, 2000

                      DYCO OIL AND GAS PROGRAM
                     1982-1 LIMITED PARTNERSHIP
                           Balance Sheets
                     December 31, 1999 and 1998

                               ASSETS
                               ------
                                              1999         1998
                                            --------     --------
CURRENT ASSETS:
   Cash and cash equivalents                $ 23,930     $108,147
   Accrued oil and gas sales                  33,560       24,078
                                             -------      -------
      Total current assets                  $ 57,490     $132,225

NET OIL AND GAS PROPERTIES,
   utilizing the full cost method             85,114       67,408

DEFERRED CHARGE                               65,687       76,951
                                             -------      -------

                                            $208,291     $276,584
                                             =======      =======

                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                         $  4,562     $  4,751
   Gas imbalance payable                        -           4,286
                                             -------      -------
      Total current liabilities             $  4,562     $  9,037

ACCRUED LIABILITY                           $ 12,770     $ 57,239

PARTNERS CAPITAL:
   General Partner, 100 general
      partner units                         $  1,909     $  2,102
   Limited Partners, issued and
      outstanding, 10,000 Units              189,050      208,206
                                             -------      -------
      Total Partners' Capital               $190,959     $210,308
                                             -------      -------

                                            $208,291     $276,584
                                             =======      =======


                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1982-1 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 1999, 1998, and 1997


                                          1999        1998      1997
                                       ----------  ---------  --------

REVENUES:
   Oil and gas sales                    $171,172    $189,639   $322,902
   Interest                                3,708       6,271      6,360
                                         -------     -------   --------

                                        $174,880    $195,910   $329,262

COSTS AND EXPENSES:
   Lease operating                      $ 65,227    $103,308   $ 80,881
   Production taxes                       11,730      14,244     23,534
   Depreciation, depletion, and
      amortization of oil and
      gas properties                      18,171      21,999     35,611
   General and administrative             99,101      99,817    109,234
                                         -------     -------   --------

                                        $194,229    $239,368   $249,260
                                         -------     -------   --------

NET INCOME (LOSS)                      ($ 19,349)  ($ 43,458)  $ 80,002
                                         =======     =======   ========

GENERAL PARTNER (1%) - NET
   INCOME (LOSS)                       ($    193)  ($    435)  $    800
                                         =======     =======   ========

LIMITED PARTNERS (99%) - NET
   INCOME (LOSS)                       ($ 19,156)  ($ 43,023)  $ 79,202
                                         =======     =======   ========

NET INCOME (LOSS) per Unit             ($   1.92)  ($   4.30)  $   7.92
                                         =======     =======   ========

UNITS OUTSTANDING                         10,100     10,100      10,100
                                         =======     =======   ========





                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1982-1 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 1999, 1998, and 1997


                                General       Limited
                                Partner      Partners       Total
                               ---------    ----------    ---------

Balances at Dec. 31, 1996       $3,757      $372,007      $375,764
   Cash distributions          ( 2,020)    ( 199,980)    ( 202,000)
   Net income                      800        79,202        80,002
                                 -----       -------       -------

Balances at Dec. 31, 1997       $2,537      $251,229      $253,766
   Net loss                    (   435)    (  43,023)    (  43,458)
                                 -----       -------       -------

Balances at Dec. 31, 1998       $2,102      $208,206      $210,308
   Net loss                    (   193)    (  19,156)    (  19,349)
                                 -----       -------       -------

Balances at Dec. 31, 1999       $1,909      $189,050      $190,959
                                 =====       =======       =======


                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1982-1 LIMITED PARTNERSHIP
                           Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                              1999         1998       1997
                                           ---------    ----------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                       ($ 19,349)   ($ 43,458)  $ 80,002
   Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
      Depreciation, depletion, and amorti-
        zation of oil and gas properties      18,171       21,999     35,611
      (Increase) decrease in accrued
        oil and gas sales                  (   9,482)      25,327     14,831
      (Increase) decrease in deferred
        charge                                11,264    (  17,324) (     280)
      Increase (decrease) in accounts
        payable                            (     189)   (   7,430)     5,181
      Increase (decrease) in accrued
        liability                          (  44,469)       4,005  (       2)
      Increase (decrease) in gas imbalance
        payable                            (   4,286)       4,286       -
                                             -------      -------    -------
   Net cash provided (used) by operating
      activities                           ($ 48,340)   ($ 12,595)  $135,343
                                             -------      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                        $   -        $    693   $ 51,030
   Additions to oil and gas properties     (  35,877)        -          -
                                             -------      -------    -------
   Net cash provided (used) by investing
      activities                           ($ 35,877)    $    693   $ 51,030
                                             -------      -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                       $   -        $   -     ($202,000)
                                             -------      -------    -------
   Net cash used by financing
      activities                            $   -        $   -     ($202,000)
                                             -------      -------    -------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                        ($ 84,217)   ($ 11,902) ($ 15,627)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                 108,147      120,049    135,676
                                             -------      -------    -------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                   $ 23,930     $108,147   $120,049
                                             =======      =======    =======



                     The accompanying notes are an integral
                      part of these financial statements.

         DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                    Notes to Financial Statements
        For the Years Ended December 31, 1999, 1998, and 1997


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

           The Dyco Oil and Gas Program 1982-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on June 14, 1982. Dyco Petroleum Corporation ("Dyco") is the general partner of the Program. Affiliates of Dyco owned 4,917 (49.2%) of the Program's Units at December 31, 1999.

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


      Oil and Gas Properties

           Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1999, 1998, and 1997 were $0.21, $0.21, and
      $0.27, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

           The Deferred Charge at December 31, 1999 and 1998 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 98,070 Mcf, resulting in prepaid lease operating expenses of $65,687. At December 31, 1998, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 107,234 Mcf, resulting in prepaid lease operating expenses of $76,951.


      Accrued Liability

           The Accrued Liability at December 31, 1999 and 1998 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 19,065 Mcf, resulting in accrued lease operating expenses of $12,770. At December 31, 1998, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 79,764 Mcf, resulting in accrued lease operating expenses of $57,239.

      Oil and Gas Sales and Gas Imbalance Payable

           The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 1998, total sales exceeded the Program's share of estimated total gas reserves on one well by $4,286 (2,857 Mcf). This amount was recorded as gas imbalance payable at December 31, 1998 in accordance with the sales method. At December 31, 1999, no such liability was recorded.


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


2.    TRANSACTIONS WITH RELATED PARTIES

            Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1999, 1998, and 1997, such expenses totaled $99,101, $99,817, and $109,234, respectively, of which $74,460 was paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

           The following purchasers individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 1999, 1998, and 1997:


           Purchaser             1999     1998     1997
           ---------             -----    -----    -----

           El Paso Energy
             Marketing Company   95.6%    82.9%    89.0%
           Petrocorp, Inc.         - %    10.5%      - %


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


      Capitalized Costs

           The  Program's   capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1999 and 1998 were as follows:

                                            December 31,
                                    ----------------------------
                                        1999            1998
                                    -------------   -------------

      Proved properties              $52,535,065     $52,499,188

      Less accumulated depreciation,
        depletion, amortization, and
        valuation allowance         ( 52,449,951)   ( 52,431,780)
                                      ----------      ----------

      Net oil and gas properties     $    85,114     $    67,408
                                      ==========      ==========


      Costs Incurred

            The Program incurred no oil and gas exploration costs during 1999, 1998, and 1997. During 1999, 1998, and 1997 the Program incurred oil and gas property acquisition (purchase of reserves) and development costs as follows:

                                           December 31,
                                    ------------------------------
                                      1999       1998       1997
                                    -------    -------    -------

     Acquisition costs, net of
       accrued liability            $34,663     $ -        $ -
     Development costs                1,214       -          -


      Quantities of Proved Oil and Gas Reserves - Unaudited

           Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 1999, 1998, and 1997. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.



                                      1999                 1998                1997
                               -------------------  ------------------- --------------------
                                  Oil        Gas       Oil       Gas       Oil       Gas
                                (Bbls)      (Mcf)    (Bbls)     (Mcf)    (Bbls)     (Mcf)
                               --------   --------- --------  --------- --------  ---------

Proved reserves,
   beginning of year            1,080      676,620   16,270    620,640   20,761    832,137

Revisions of previous
   estimates                    2,505       88,871  (14,530)   154,861    4,463   ( 82,235)

Purchase of reserves              -         53,392     -          -         -         -

Sales of reserves                 -           -        -      (    178) ( 7,048)  (  7,254)

Production                     (  514)    ( 81,905) (   660)  ( 98,703) ( 1,906)  (122,008)
                                -----      -------   ------    -------   ------    -------

Proved reserves,
   end of year                  3,071      736,978    1,080    676,620   16,270    620,640
                                =====      =======   ======    =======   ======    =======

Proved developed reserves:
   Beginning of year            1,080      676,620   16,270    620,640   20,761    832,137
                                -----      -------   ------    -------   ------    -------
   End of year                  3,071      736,978    1,080    676,620   16,270    620,640
                                =====      =======   ======    =======   ======    =======



           The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1999 using oil and gas prices of $22.75 per barrel and $2.24 per Mcf, respectively.

                  REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1982-2 Limited Partnership, a Minnesota limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                               PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 20, 2000

                      DYCO OIL AND GAS PROGRAM
                     1982-2 LIMITED PARTNERSHIP
                           Balance Sheets
                     December 31, 1999 and 1998

                               ASSETS
                               ------
                                              1999         1998
                                            --------     --------
CURRENT ASSETS:
   Cash and cash equivalents                $102,242     $110,694
   Accrued oil and gas sales                  65,530       62,996
                                             -------      -------
      Total current assets                  $167,772     $173,690

NET OIL AND GAS PROPERTIES,
   utilizing the full cost method            121,881      140,337

DEFERRED CHARGE                               33,073       21,746
                                             -------      -------

                                            $322,726     $335,773
                                             =======      =======

                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                         $ 10,210     $  4,780
   Gas imbalance payable                         242        1,675
                                             -------      -------
      Total current liabilities             $ 10,452     $  6,455

ACCRUED LIABILITY                           $130,611     $106,670

PARTNERS' CAPITAL:
   General Partner, 80 general
      partner units                         $  1,816     $  2,226
   Limited Partners, issued and
     outstanding, 8,000 Units                179,847      220,422
                                             -------      -------
      Total Partners' Capital               $181,663     $222,648
                                             -------      -------
                                            $322,726     $335,773
                                             =======      =======




                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1982-2 LIMITED PARTNERSHIP
                            Statements of Operations
              For the Years Ended December 31, 1999, 1998, and 1997


                                         1999         1998         1997
                                       --------     --------     --------

REVENUES:
   Oil and gas sales                   $333,514     $383,033     $724,753
   Interest                               5,475        8,675        8,864
   Gain on sale of oil and gas
     properties                            -          60,067         -
                                        -------      -------      -------

                                       $338,989     $451,775     $733,617

COSTS AND EXPENSES:
   Lease operating                     $ 88,791     $ 91,116     $ 93,272
   Production taxes                      23,884       27,045       48,699
   Depreciation, depletion, and
      amortization of oil and
      gas properties                     27,356       36,357       74,318
   General and administrative            78,343       78,639       86,233
                                        -------      -------      -------

                                       $218,374     $233,157     $302,522
                                        -------      -------      -------
NET INCOME                             $120,615     $218,618     $431,095
                                        =======      =======      =======

GENERAL PARTNER (1%) - NET INCOME      $  1,206     $  2,186     $  4,311
                                        =======      =======      =======

LIMITED PARTNERS (99%) - NET INCOME    $119,409     $216,432     $426,784
                                        =======      =======      =======

NET INCOME per Unit                    $  14.93     $  27.06     $  53.35
                                        =======      =======      =======

UNITS OUTSTANDING                         8,080        8,080        8,080
                                        =======      =======      =======


                     The accompanying notes are an integral
                      part of these financial statements.

                      DYCO OIL AND GAS PROGRAM
                     1982-2 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 1999, 1998, and 1997


                               General        Limited
                               Partner       Partners      Total
                               -------       --------     -------

Balances at Dec. 31, 1996      $5,021       $497,114     $502,135
   Cash distributions         ( 4,848)     ( 479,952)   ( 484,800)
   Net income                   4,311        426,784      431,095
                                -----        -------      -------

Balances at Dec. 31, 1997      $4,484       $443,946     $448,430
   Cash distributions         ( 4,444)     ( 439,956)   ( 444,400)
   Net income                   2,186        216,432      218,618
                                -----        -------      -------

Balances at Dec. 31, 1998      $2,226       $220,422     $222,648
   Cash distributions         ( 1,616)     ( 159,984)   ( 161,600)
   Net income                   1,206        119,409      120,615
                                -----        -------      -------

Balances at Dec. 31, 1999      $1,816       $179,847     $181,663
                                =====        =======      =======



                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1982-2 LIMITED PARTNERSHIP
                           Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                                1999       1998       1997
                                             ---------- ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $120,615   $218,618   $431,095
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Depreciation, depletion, and amorti-
        zation of oil and gas properties        27,356     36,357     74,318
      Gain on sale of oil and gas properties      -     (  60,067)      -
      (Increase) decrease in accrued oil
        and gas sales                        (   2,534)    47,677     43,570
      (Increase) decrease in deferred charge (  11,327) (   4,019)     6,840
      Increase (decrease) in accounts
        payable                                  5,430  (   3,788)       621
      Decrease in gas imbalance payable      (   1,433) (   3,647) (  43,593)
      Increase (decrease) in accrued
        liability                               23,941     23,751  (   3,726)
                                               -------    -------    -------
   Net cash provided by operating
      activities                              $162,048   $254,882   $509,125
                                               -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                          $  3,289   $ 65,861   $  1,684
   Additions to oil and gas properties       (  12,189)      -          -
                                               -------    -------    -------
   Net cash provided (used) by investing
      activities                             ($  8,900)  $ 65,861   $  1,684
                                               -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($161,600) ($444,400) ($484,800)
                                               -------    -------    -------
   Net cash used by financing
      activities                             ($161,600) ($444,400) ($484,800)
                                               -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($  8,452) ($123,657)  $ 26,009

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                   110,694    234,351    208,342
                                               -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                     $102,242   $110,694   $234,351
                                               =======    =======    =======

                     The accompanying notes are an integral
                      part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                          Notes to Financial Statements
              For the Years Ended December 31, 1999, 1998, and 1997


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

           The Dyco Oil and Gas Program 1982-2 Limited Partnership (the "Program "), a Minnesota limited partnership, commenced operations on March 1, 1983. Dyco Petroleum Corporation ("Dyco") is the general partner of the Program. Affiliates of Dyco owned 3,695 (46.2%) of the Program's Units at December 31, 1999.

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


      Oil and Gas Properties

           Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1999, 1998, and 1997 were $0.17, $0.18, and
      $0.23, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. During the first quarter of 1998, the Program sold one well for $62,207 representing approximately 1% of its total reserves. The proceeds from this sale would have reduced the net book value of the oil and gas properties by 34%, significantly altering the capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 1% with the remainder recorded as a gain on sale of oil and gas properties.



      Deferred Charge

           The Deferred Charge at December 31, 1999 and 1998 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 70,487 Mcf, resulting in prepaid lease operating expenses of $33,073. At December 31, 1998, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 61,867 Mcf, resulting in prepaid lease operating expenses of $21,746.


      Accrued Liability

           The Accrued Liability at December 31, 1999 and 1998 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by

      278,370 Mcf, resulting in accrued lease operating expenses of $130,611. At December 31, 1998, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 303,472 Mcf, resulting in future lease operating expenses of $106,670.


      Oil and Gas Sales and Gas Imbalance Payable

           The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1999, total sales exceeded the Program's share of estimated total gas reserves on one well by $242 (161
      Mcf). At December 31, 1998, total sales exceeded the Program's share of estimated total gas reserves on two wells by $1,675 (1,117 Mcf). These amounts were recorded as gas imbalance payables at December 31, 1999 and 1998 in accordance with the sales method.


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


2.    TRANSACTIONS WITH RELATED PARTIES

           Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1999, 1998, and 1997, such expenses totaled $78,343, $78,639, and $86,233, respectively, of which $58,440 was paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

           The following purchasers individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 1999, 1998, and 1997:


           Purchaser                         1999    1998    1997
           ---------                         -----   ------  -----

           El Paso Energy Marketing Company  99.6%   81.1%   83.6%
           Enogex Services Corporation         -     17.8%   12.5%

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


      Capitalized Costs

           The  Program's   capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1999 and 1998 were as follows:


                                             December 31,
                                    ----------------------------
                                        1999            1998
                                    -------------   -------------

      Proved properties              $38,310,180     $38,301,280

      Less accumulated depreciation,
        depletion, amortization, and
        valuation allowance         ( 38,188,299)   ( 38,160,943)
                                      ----------      ----------

      Net oil and gas properties     $   121,881     $   140,337
                                      ==========      ==========


      Costs Incurred

           The Program incurred no oil and gas property acquisition or exploration costs during 1999, 1998, and 1997. Costs incurred by the Program in connection with its oil and gas property development activities during 1999, 1998, and 1997 were as follows:


                                               December 31,
                                           ----------------------
                                            1999    1998    1997
                                           ------   ----    ----

           Development costs              $12,189  $  -     $ -
                                           ======   ====    ====


      Quantities of Proved Oil and Gas Reserves - Unaudited

           Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 1999, 1998, and 1997. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.



                                     1999                        1998                     1997
                               --------------------      --------------------      --------------------
                                 Oil          Gas          Oil         Gas           Oil        Gas
                               (Bbls)        (Mcf)       (Bbls)       (Mcf)        (Bbls)      (Mcf)
                               ------     -----------    -------   -----------     -------  -----------

Proved reserves,
   beginning of year            544        1,047,972      571       1,027,334         608    1,026,533

Revisions of previous
   estimates                   (184)         78,081        52         237,393          65      322,547

Sales of reserves                -             -          -        (   10,037)         -    (      627)

Production                     ( 38)      (  163,119)    ( 79)     (  206,718)       (102)  (  321,119)
                                ---        ---------      ---       ---------         ---    ---------

Proved reserves,
   end of year                  322          962,934      544       1,047,972         571    1,027,334
                                ===        =========      ===       =========         ===    =========

Proved developed reserves:
   Beginning of year            544        1,047,972      571       1,027,334         608    1,026,533
                                ---        ---------      ---       ---------         ---    ---------
   End of year                  322          962,934      544       1,047,972         571    1,027,334
                                ===        =========      ===       =========         ===    =========

           The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1999 using oil and gas prices of $22.75 per barrel and $2.24 per Mcf, respectively.


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

            NAME          AGE            POSITION WITH DYCO
      ----------------    ---     --------------------------------
      Dennis R. Neill      48     President and Director

      Patrick M. Hall      41     Chief Financial Officer

      Judy K. Fox          49     Secretary

      The  director   will  hold  office  until  the  next  annual   meeting  of
shareholders of Dyco or until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Programs and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 1999 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.   EXECUTIVE COMPENSATION

      The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1999:

        Compensation/Reimbursement to Dyco and its affiliates
                 Three Years Ended December 31, 1999


Type of Compensation/Reimbursement(1)              Expense
-------------------------------------     -------------------------
                                           1999     1998     1997
                                          -------  -------  -----
1982-1 Program
--------------

  Compensation:
     Operations                             (2)      (2)       (2)

  Reimbursements:
     General and Administrative,
        Geological, and Engineering
        Expenses and Direct Expenses(3)   $74,460  $74,460  $74,460

1982-2 Program
--------------

  Compensation:
     Operations                             (2)      (2)       (2)

  Reimbursements:
     General and Administrative,
        Geological, and Engineering
        Expenses and Direct Expenses(3)   $58,440  $58,440  $58,440

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


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Programs' operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and affiliates. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1999:




                                                1982-1 Program
                                                --------------
                                              Salary Reimbursement
                                      Three Years Ended December 31, 1999

                                                              Long Term Compensation
                                                          -------------------------------
                              Annual Compensation                Awards            Payouts
                           -------------------------      ---------------------    -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position          Year    ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------      ----  -------    -------   -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)         1997    -          -         -         -            -           -         -
                     1998    -          -         -         -            -           -         -
                     1999    -          -         -         -            -           -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)        1997  $44,482      -         -         -            -           -         -
                     1998  $44,065      -         -         -            -           -         -
                     1999  $45,480      -         -         -            -           -         -

----------
(1)   The  general  and  administrative   expenses  paid  by  the  Program  and  attributable  to  salary reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No  officer  or  director  of Dyco or its  affiliates  provides  full-time services to the Program and no individual's  salary or other  compensation reimbursement from the Program equals or exceeds $100,000 per annum.




                                                   1982-2 Program
                                                   --------------
                                                Salary Reimbursement
                                         Three Years Ended December 31, 1999

                                                                 Long Term Compensation
                                                             -------------------------------
                                 Annual Compensation                Awards           Payouts
                              -------------------------      ---------------------   -------
                                                                           Securi-
                                                    Other                   ties                  All
     Name                                           Annual   Restricted    Under-                Other
      and                                          Compen-     Stock       lying      LTIP      Compen-
   Principal                  Salary     Bonus     sation     Award(s)    Options/   Payouts    sation
   Position           Year      ($)       ($)        ($)        ($)        SARs(#)     ($)        ($)
---------------       ----    -------   -------    -------   ----------   --------   -------    -------
Dennis R. Neill,
President(1)          1997      -         -          -         -            -          -          -
                      1998      -         -          -         -            -          -          -
                      1999      -         -          -         -            -          -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)         1997    $34,912     -          -         -            -          -          -
                      1998    $34,585     -          -         -            -          -          -
                      1999    $35,695
----------
(1)   The  general  and  administrative   expenses  paid  by  the  Program  and  attributable  to  salary reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No  officer  or  director  of Dyco or its  affiliates  provides  full-time services to the Program and no individual's  salary or other  compensation reimbursement from the Program equals or exceeds $100,000 per annum.


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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Programs' Units as of March 1, 2000 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                 Number of Units
                                                  Beneficially
                                                 Owned (Percent
              Beneficial Owner                   of Outstanding)
      ---------------------------------         -----------------

      1982-1 Program:
      --------------

        Samson Resources Company                4,934       (49.3%)

        All directors, officers, and
          affiliates of Dyco as a group
          and Dyco (5 persons)                  4,934       (49.3%)

      1982-2 Program:
      --------------

        Samson Resources Company                3,697       (46.2%)

        All directors, officers, and
          affiliates of Dyco as a group
          and Dyco (5 persons)                  3,697       (46.2%)


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

      Samson Resources Company, an affiliate of Dyco, ("Resources") owns approximately 49% and 46% of the 1982-1 and 1982-2 Programs' outstanding Units as of March 1, 2000. The Program Agreements permit Resources to independently vote its Units. Resources' significant Unit ownership will therefore likely determine the outcome of any matter submitted for a vote of the Limited Partners.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Financial Statements, Financial Statement Schedules, and Exhibits.

           (1) Financial Statements: The following financial statements for the Programs as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, and 1997 are filed as part of this report:

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

              *23.1 Consent of Ryder Scott Company, L.P., for Dyco Oil and Gas Program 1982-1 Limited Partnership.

              *23.2 Consent of Ryder Scott Company, L.P., for Dyco Oil and Gas Program 1982-2 Limited Partnership.

              *27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

              *27.2  Financial  Data  Schedule   containing   summary  financial
                     information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of

                     December 31, 1999 and for the year ended December 31, 1999.

                All other Exhibits are omitted as inapplicable.


                ------------------
                *  Filed herewith.


      (b)  Reports on Form 8-K filed during the fourth quarter of 1999:

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

                               DYCO OIL AND GAS PROGRAM 1982-1
                               LIMITED PARTNERSHIP

                               By:  DYCO PETROLEUM CORPORATION
                                    General Partner

                                    March 24, 2000


                               By:  //s// Dennis R. Neill
                                    ------------------------------
                                    Dennis R. Neill
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s// Dennis R. Neill  President and          March 24, 2000
      -------------------    Director (Principal
         Dennis R. Neill     Executive Officer)

      //s// Patrick M. Hall  Chief Financial        March 24, 2000
      -------------------    Officer (Principal
         Patrick M. Hall     Financial and
                             Accounting Officer)

      //s// Judy K. Fox      Secretary              March 24, 2000
      -------------------
         Judy K. Fox

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

                               DYCO OIL AND GAS PROGRAM 1982-2
                               LIMITED PARTNERSHIP

                               By:  DYCO PETROLEUM CORPORATION
                                    General Partner

                                    March 24, 2000


                               By:  //s// Dennis R. Neill
                                    ------------------------------
                                    Dennis R. Neill
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s// Dennis R. Neill  President and          March 24, 2000
      -------------------    Director (Principal
         Dennis R. Neill     Executive Officer)

      //s// Patrick M. Hall  Chief Financial        March 24, 2000
      -------------------    Officer (Principal
         Patrick M. Hall     Financial and
                             Accounting Officer)

      //s// Judy K. Fox      Secretary              March 24, 2000
      -------------------
         Judy K. Fox

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

*23.1 Consent of Ryder Scott Company, L.P., for Dyco Oil and Gas Program 1982-1 Limited Partnership.

*23.2 Consent of Ryder Scott Company, L.P., for Dyco Oil and Gas Program 1982-2 Limited Partnership.

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.


------------------
*  Filed herewith.