Form 10-Q
period 2000-03-31
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 2000-05-02
CIK 718943, 718944

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2000                            0-12261 (1982-1)
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
                                   (Unaudited)

                                     ASSETS

                                          March 31,   December 31,
                                            2000          1999
                                         -----------  ------------

CURRENT ASSETS:
   Cash and cash equivalents               $ 43,859      $ 23,930
   Accrued oil and gas sales                 32,827        33,560
                                           --------      --------
     Total current assets                  $ 76,686      $ 57,490

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                      80,490        85,114

DEFERRED CHARGE                              65,687        65,687
                                           --------      --------
                                           $222,863      $208,291
                                           ========      ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                        $  4,119      $  4,562
   Payable to General Partner (Note 2)        2,000             -
                                           --------      --------
     Total current liabilities             $  6,119      $  4,562

ACCRUED LIABILITY                          $ 12,770      $ 12,770

PARTNERS' CAPITAL:
   General Partner, 100 general
     partner units                         $  2,039      $  1,909
   Limited Partners, issued and
     outstanding, 10,000 Units              201,935       189,050
                                           --------      --------
     Total Partners' capital               $203,974      $190,959
                                           --------      --------
                                           $222,863      $208,291
                                           ========      ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                          --------       --------

REVENUES:
   Oil and gas sales                       $51,659        $33,507
   Interest                                    290          1,181
                                           -------        -------
                                           $51,949        $34,688

COSTS AND EXPENSES:
   Oil and gas production                  $15,181        $17,346
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              4,513          5,122
   General and administrative
     (Note 2)                               19,240         37,271
                                           -------        -------
                                           $38,934        $59,739
                                           -------        -------

NET INCOME (LOSS)                          $13,015       ($25,051)
                                           =======        =======
GENERAL PARTNER (1%) - net income
   (loss)                                  $   130       ($   251)
                                           =======        =======
LIMITED PARTNERS (99%) - net income
   (loss)                                  $12,885       ($24,800)
                                           =======        =======
NET INCOME (LOSS) PER UNIT                 $  1.29       ($  2.48)
                                           =======        =======
UNITS OUTSTANDING                           10,100         10,100
                                           =======        =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                         ----------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                      $ 13,015      ($ 25,051)
   Adjustments to reconcile net loss
     to net cash provided (used) by
     operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                            4,513          5,122
     Decrease in accrued oil and gas
       sales                                   733          3,552
     (Decrease) increase in accounts
       payable                           (     443)           480
     Increase in payable to General
       Partner                               2,000              -
                                          --------       --------
   Net cash provided (used) by
     operating activities                 $ 19,818      ($ 15,897)
                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
     and gas properties                   $    111       $    204
                                          --------       --------
   Net cash provided by investing
     activities                           $    111       $    204
                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
     activities                           $      -       $      -
                                          --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                       $ 19,929      ($ 15,693)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      23,930        108,147
                                          --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $ 43,859       $ 92,454
                                          ========       ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                          March 31,   December 31,
                                            2000          1999
                                         ----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents               $158,757      $102,242
   Accrued oil and gas sales                 70,181        65,530
                                           --------      --------
     Total current assets                  $228,938      $167,772

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                     114,741       121,881

DEFERRED CHARGE                              33,073        33,073
                                           --------      --------
                                           $376,752      $322,726
                                           ========      ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                        $  5,005      $ 10,210
   Payable to General Partner (Note 2)        2,000             -
   Gas imbalance payable                        242           242
                                           --------      --------
     Total current liabilities             $  7,247      $ 10,452

ACCRUED LIABILITY                          $130,611      $130,611

PARTNERS' CAPITAL:
   General Partner, 80 general
     partner units                         $  2,388      $  1,816
   Limited Partners, issued and
     outstanding, 8,000 Units               236,506       179,847
                                           --------      --------
     Total Partners' capital               $238,894      $181,663
                                           --------      --------
                                           $376,752      $322,726
                                           ========      ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                            2000          1999
                                          --------      --------

REVENUES:
   Oil and gas sales                      $109,221       $73,586
   Interest                                  1,600         1,471
                                          --------       -------
                                          $110,821       $75,057

COSTS AND EXPENSES:
   Oil and gas production                 $ 24,629       $20,377
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              7,353         9,265
   General and administrative
     (Note 2)                               21,608        29,545
                                          --------       -------
                                          $ 53,590       $59,187
                                          --------       -------

NET INCOME                                $ 57,231       $15,870
                                          ========       =======
GENERAL PARTNER (1%) - net income         $    572       $   159
                                          ========       =======
LIMITED PARTNERS (99%) - net income       $ 56,659       $15,711
                                          ========       =======
NET INCOME PER UNIT                       $   7.08       $  1.96
                                          ========       =======
UNITS OUTSTANDING                            8,080         8,080
                                          ========       =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                          ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $ 57,231       $ 15,870
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                            7,353          9,265
     (Increase) decrease in accrued
       oil and gas sales                 (   4,651)        14,966
     Decrease in accounts payable        (   5,205)     (     105)
     Increase in payable to General
       Partner                               2,000              -
                                          --------       --------
   Net cash provided by operating
     activities                           $ 56,728       $ 39,996
                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
     gas properties                       $      -       $    909
   Additions to oil and gas properties   (     213)             -
                                          --------       --------
   Net cash provided (used) by
     investing activities                ($    213)      $    909
                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
     activities                           $      -       $      -
                                          --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $ 56,515       $ 40,905

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     102,242        110,694
                                          --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $158,757       $151,599
                                          ========       ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2000, statements of operations for the three months ended March 31, 2000 and 1999, and statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2000, results of operations for the three months ended March 31, 2000 and 1999, and changes in cash flows for the three months ended March 31, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2000 and 1999 the 1982-1 Program incurred such expenses totaling $19,240 and $37,271, respectively, of which $9,240 and $18,615, respectively, was paid each period to Dyco and its affiliates. During the three months ended March 31, 2000 and 1999 the 1982-2 Program incurred such expenses totaling $21,608 and $29,545, respectively, of which $12,156 and $14,610, respectively, was paid each period to Dyco and its affiliates.

      Affiliates of the Program operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

      The payables to General Partner at March 31, 2000 represent audit fees paid by the General Partner on behalf of the Programs. These amounts were reimbursed to the General Partner in April 2000.

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

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Programs' revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Program's production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to low prices in 1998.

      1982-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           -------         -------
      Oil and gas sales                    $51,659         $33,507
      Oil and gas production expenses      $15,181         $17,346
      Barrels produced                         141              95
      Mcf produced                          21,668          20,679
      Average price/Bbl                    $ 27.44         $ 10.89
      Average price/Mcf                    $  2.21         $  1.57

      As shown in the table above, total oil and gas sales increased $18,152 (54.2%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $2,000 and $14,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold increased 46 barrels and 989 Mcf, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Average oil and gas prices increased to $27.44 per barrel and $2.21 per Mcf, respectively, for the three months ended March 31, 2000 from $10.89 per barrel and $1.57 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,165 (12.5%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to a decrease in repair and maintenance expenses on two wells during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 29.4% for the three months ended March 31, 2000 from 51.8% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $609 (11.9%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to an increase in the gas price used in the valuation of reserves at March 31, 2000 as compared to March 31, 1999. As a percentage of oil and gas sales, this expense decreased to 8.7% for the three months ended March 31, 2000 from 15.3% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $18,031 (48.4%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to decreases in audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 37.2% for the three months ended March 31, 2000 from 111.2% for the three months ended March 31, 1999. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses and the increase in oil and gas sales.

      1982-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000          1999
                                           --------       -------
      Oil and gas sales                    $109,221       $73,586
      Oil and gas production expenses      $ 24,629       $20,377
      Barrels produced                           38            16
      Mcf produced                           48,048        48,771
      Average price/Bbl                    $  27.34       $ 11.44
      Average price/Mcf                    $   2.25       $  1.51

      As shown in the table above, total oil and gas sales increased $35,635 (48.4%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $36,000 was related to an increase in the average price of gas sold. Volumes of oil sold increased 22 barrels, while volumes of gas sold decreased 723 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Average oil and gas prices increased to $27.34 per barrel and $2.25 per Mcf, respectively, for the three months ended March 31, 2000 from $11.44 per barrel and $1.51 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,252 (20.9%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to workover expenses incurred on one well during the three months ended March 31, 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 22.5% for the three months ended March 31, 2000 from 27.7% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,912 (20.6%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to an increase in the gas price used in the valuation of reserves at March 31, 2000 as compared to March 31, 1999. As a percentage of oil and gas sales, this expense decreased to 6.7% for the three months ended March 31, 2000 from 12.6% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $7,937 (26.9%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to decreases in audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 19.8% for the three months ended March 31, 2000 from 40.2% for the three months ended March 31, 1999. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses and the increase in oil and gas sales.


YEAR 2000 COMPUTER ISSUES
-------------------------

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

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the 1982-1 Program's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the 1982-2 Program's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

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


                          DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                          PARTNERSHIP
                          DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                          PARTNERSHIP

                                  (Registrant)

                               BY:  DYCO PETROLEUM CORPORATION

                                    General Partner


Date:  May  2, 2000            By:        /s/Dennis R. Neill
                                  -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President


Date:  May  2, 2000            By:        /s/Patrick M. Hall
                                  -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.