Form 10-Q
period 2000-09-30
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 2000-11-08
CIK 718943, 718944

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 2000                                0-12261 (1982-1)
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2000             1999
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $150,947         $ 23,930
   Accrued oil and gas sales                       52,580           33,560
                                                 --------         --------
      Total current assets                       $203,527         $ 57,490

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            73,210           85,114

DEFERRED CHARGE                                    62,491           65,687
                                                 --------         --------
                                                 $339,228         $208,291
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  3,266         $  4,562
                                                 --------         --------
      Total current liabilities                  $  3,266         $  4,562

ACCRUED LIABILITY                                $ 12,770         $ 12,770

PARTNERS' CAPITAL:
   General Partner, 100 general
      partner units                              $  3,231         $  1,909
   Limited Partners, issued and
      outstanding, 10,000 Units                   319,961          189,050
                                                 --------         --------
      Total Partners' capital                    $323,192         $190,959
                                                 --------         --------
                                                 $339,228         $208,291
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          --------

REVENUES:
   Oil and gas sales                             $90,259           $48,862
   Interest                                        1,629               966
                                                 -------           -------
                                                 $91,888           $49,828

COSTS AND EXPENSES:
   Oil and gas production                        $17,224           $22,394
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   4,113             2,766
   General and administrative
      (Note 2)                                    14,623            21,706
                                                 -------           -------
                                                 $35,960           $46,866
                                                 -------           -------

NET INCOME                                       $55,928           $ 2,962
                                                 =======           =======
GENERAL PARTNER (1%) - net income                $   559           $    30
                                                 =======           =======
LIMITED PARTNERS (99%) - net income              $55,369           $ 2,932
                                                 =======           =======
NET INCOME PER UNIT                              $  5.54           $   .30
                                                 =======           =======
UNITS OUTSTANDING                                 10,100            10,100
                                                 =======           =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          --------

REVENUES:
   Oil and gas sales                            $210,755          $110,522
   Interest                                        2,774             3,075
   Gain on sale of oil and gas
      properties                                  22,025                 -
                                                --------          --------
                                                $235,554          $113,597

COSTS AND EXPENSES:
   Oil and gas production                       $ 47,886          $ 53,224
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  10,376             9,666
   General and administrative
      (Note 2)                                    45,059            78,904
                                                --------          --------
                                                $103,321          $141,794
                                                --------          --------

NET INCOME (LOSS)                               $132,233         ($ 28,197)
                                                ========          ========
GENERAL PARTNER (1%) - net income
   (loss)                                       $  1,322         ($    282)
                                                ========          ========
LIMITED PARTNERS (99%) - net income
   (loss)                                       $130,911         ($ 27,915)
                                                ========          ========
NET INCOME (LOSS) PER UNIT                      $  13.09         ($   2.79)
                                                ========          ========
UNITS OUTSTANDING                                 10,100            10,100
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                    2000            1999
                                                  ---------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                              $132,233       ($ 28,197)
   Adjustments to reconcile net income
     (loss) to net cash provided (used)
       by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  10,376           9,666
      Gain on sale of oil and gas
        properties                               (  22,025)              -
      Increase in accrued oil and gas
        sales                                    (  19,020)      (   8,078)
      Decrease in deferred charge                    3,196               -
      Decrease in accounts payable               (   1,296)      (     325)
                                                  --------        --------
   Net cash provided (used) by
      operating activities                        $103,464       ($ 26,934)
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                          $ 23,553        $      -
   Additions to oil and gas properties                   -       (     844)
                                                  --------        --------
   Net cash provided (used) by investing
      activities                                  $ 23,553       ($    844)
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                  $      -        $      -
                                                  --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               $127,017       ($ 27,778)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              23,930         108,147
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $150,947        $ 80,369
                                                  ========        ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2000             1999
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $190,481         $102,242
   Accrued oil and gas sales                      116,567           65,530
                                                 --------         --------
      Total current assets                       $307,048         $167,772

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           117,184          121,881

DEFERRED CHARGE                                    33,073           33,073
                                                 --------         --------
                                                 $457,305         $322,726
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,239         $ 10,210
   Gas imbalance payable                              242              242
                                                 --------         --------
      Total current liabilities                  $  4,481         $ 10,452

ACCRUED LIABILITY                                $130,611         $130,611

PARTNERS' CAPITAL:
   General Partner, 80 general
      partner units                              $  3,221         $  1,816
   Limited Partners, issued and
      outstanding, 8,000 Units                    318,992          179,847
                                                 --------         --------
      Total Partners' capital                    $322,213         $181,663
                                                 --------         --------
                                                 $457,305         $322,726
                                                 ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000             1999
                                                --------         --------

REVENUES:
   Oil and gas sales                            $198,146         $107,287
   Interest                                        1,530            1,816
                                                --------         --------
                                                $199,676         $109,103

COSTS AND EXPENSES:
   Oil and gas production                       $ 26,315         $ 34,714
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   8,541            6,328
   General and administrative
      (Note 2)                                    15,962           17,083
                                                --------         --------
                                                $ 50,818         $ 58,125
                                                --------         --------

NET INCOME                                      $148,858         $ 50,978
                                                ========         ========
GENERAL PARTNER (1%) - net income               $  1,488         $    510
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $147,370         $ 50,468
                                                ========         ========
NET INCOME PER UNIT                             $  18.42         $   6.31
                                                ========         ========
UNITS OUTSTANDING                                  8,080            8,080
                                                ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000             1999
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $447,743          $230,900
   Interest                                        5,433             4,854
                                                --------          --------
                                                $453,176          $235,754

COSTS AND EXPENSES:
   Oil and gas production                       $ 81,069          $ 72,534
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  18,525            17,556
   General and administrative
      (Note 2)                                    51,432            62,539
                                                --------          --------
                                                $151,026          $152,629
                                                --------          --------

NET INCOME                                      $302,150          $ 83,125
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  3,021          $    831
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $299,129          $ 82,294
                                                ========          ========
NET INCOME PER UNIT                             $  37.39          $  10.29
                                                ========          ========
UNITS OUTSTANDING                                  8,080             8,080
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $302,150          $ 83,125
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                18,525            17,556
      Increase in accrued oil and
        gas sales                              (  51,037)        (   7,468)
      (Decrease) increase in accounts
        payable                                (   5,971)              434
                                                --------          --------
   Net cash provided by operating
      activities                                $263,667          $ 93,647
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $    516          $  3,289
   Additions to oil and gas properties         (  14,344)        (  12,232)
                                                --------          --------
   Net cash used by investing
      activities                               ($ 13,828)        ($  8,943)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($161,600)        ($161,600)
                                                --------          --------
   Net cash used by financing
      activities                               ($161,600)        ($161,600)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 88,239         ($ 76,896)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           102,242           110,694
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $190,481          $ 33,798
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2000, statements of operations for the three and nine months ended September 30, 2000 and 1999, and statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000, results of operations for the three and nine months ended September 30, 2000 and 1999, and changes in cash flows for the nine months ended September 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

      The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Programs' calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. The 1982-1 Program sold one well during the nine months ended September 30, 2000 for $23,334 representing approximately 2% of its total reserves. The proceeds from this sale would have reduced the net book value of the 1982-1 Program's oil and gas properties by 29%, significantly altering its capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 2% and a gain on sale of oil and gas properties of $22,025 was recognized.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2000 and 1999 the 1982-1 Program incurred such expenses totaling $14,623 and $21,706, respectively, of which $9,240 and $18,615, respectively, were paid each period to Dyco and its affiliates. During the nine months ended September 30, 2000 and 1999 the 1982-1 Program incurred such expenses totaling $45,059 and $78,904, respectively, of which $27,720 and $55,845, respectively, were paid each period to Dyco and its affiliates. During the three months ended September 30, 2000 and 1999 the 1982-2 Program incurred such expenses totaling $15,962 and $17,083, respectively, of which $12,156 and $14,610, respectively, were paid each period to Dyco and its affiliates. During the nine months ended September 30, 2000 and 1999 the 1982-2 Program incurred such expenses totaling $51,432 and $62,539, respectively, of which $36,468 and $43,830, respectively, were paid each period to Dyco and its affiliates.

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

      The 1982-1 Program's Statement of Cash Flows for the nine months ended September 30, 2000 includes proceeds from the sale of oil and gas properties during the second quarter of 2000. These proceeds will be included in future cash distributions.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      1982-1 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    2000             1999
                                                  -------           -------
      Oil and gas sales                           $90,259           $48,862
      Oil and gas production expenses             $17,224           $22,394
      Barrels produced                                 86                69
      Mcf produced                                 23,339            20,478
      Average price/Bbl                           $ 24.80           $ 23.00
      Average price/Mcf                           $  3.78           $  2.31

      As shown in the table above, total oil and gas sales increased $41,397 (84.7%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $34,000 was related to an increase in the average price of gas sold and approximately $7,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 17 barrels and 2,861 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase in volumes of gas sold was primarily due to positive prior period volume adjustments made by the purchasers on two wells during the three months ended September 30, 2000. Average oil and gas prices increased to $24.80 per barrel and $3.78 per Mcf, respectively, for the three months ended September 30, 2000 from $23.00 per barrel and $2.31 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,170 (23.1%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to (i) a positive prior period lease operating expense adjustment made by the operator on one well during the three months ended September 30, 1999, (ii) the sale of one well during the second quarter of 2000, and (iii) an increase in repair and maintenance expenses on another well during the three months ended September 30, 2000. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 19.1% for the three months ended September 30, 2000 from 45.8% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,347 (48.7%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to the decreased dollar amount of depreciation, depletion, and amortization charged during the third quarter of 1999 which resulted from a significant increase in the gas price used in the valuation of remaining reserves at September 30, 1999 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 4.6% for the three months ended September 30, 2000 from 5.7% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $7,083 (32.6%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to a change in allocation among the Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 16.2% for the three months ended September 30, 2000 from 44.4% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales and the dollar decrease in general and administrative expenses.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2000              1999
                                                 --------          --------
      Oil and gas sales                          $210,755          $110,522
      Oil and gas production expenses            $ 47,886          $ 53,224
      Barrels produced                                234               310
      Mcf produced                                 69,641            56,271
      Average price/Bbl                          $  26.68          $  16.59
      Average price/Mcf                          $   2.94          $   1.87

      As shown in the table above, total oil and gas sales increased $100,233 (90.7%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $74,000 was related to an increase in the average price of gas sold and approximately $25,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 76 barrels, while volumes of gas sold increased 13,370 Mcf for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to the sale of one well during the nine months ended September 30, 2000. The increase in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1999 and (ii) a positive prior period volume adjustment made by the purchaser on another well during the nine months ended September 30, 2000. Average oil and gas prices increased to $26.68 per barrel and $2.94 per Mcf, respectively, for the nine months ended September 30, 2000 from $16.59 per barrel and $1.87 per Mcf, respectively, for the nine months ended September 30, 1999.

      The 1982-1 Program sold one well during the nine months ended September 30, 2000 for $23,334 representing approximately 2% of its total reserves. The proceeds from this sale would have reduced the net book value of the 1982-1 Program's oil and gas properties by 29%, significantly altering its capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 2% and a gain on sale of oil and gas properties of $22,025 was recognized. There were no similar sales during the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,338 (10.0%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) the sale of one well during the nine months ended September 30, 2000 and (ii) a positive prior period lease operating expense adjustment made by the operator on one well during the nine months ended September 30, 1999. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 22.7% for the nine months ended September 30, 2000 from 48.2% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $710 (7.3%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to the increase in volumes of gas sold. This increase was partially offset by a decrease in depreciation, depletion, and amortization primarily due to an increase in the gas price used in the valuation of remaining reserves at September 30, 2000 as compared to September 30, 1999. As a percentage of oil and gas sales, this expense decreased to 4.9% for the nine months ended September 30, 2000 from 8.7% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $33,845 (42.9%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to a change in allocation among the Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 21.4% for the nine months ended September 30, 2000 from 71.4% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales and the dollar decrease in general and administrative expenses.

      1982-2 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2000            1999
                                                  --------        --------
      Oil and gas sales                           $198,146        $107,287
      Oil and gas production expenses             $ 26,315        $ 34,714
      Barrels produced                                  24              11
      Mcf produced                                  51,016          45,766
      Average price/Bbl                           $  29.96        $  22.18
      Average price/Mcf                           $   3.87        $   2.34

      As shown in the table above, total oil and gas sales increased $90,859 (84.7%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $78,000 was related to an increase in the average price of gas sold and approximately $12,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 13 barrels and 5,250 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase in volumes of gas sold was primarily due to (i) the successful recompletion of one well during the second quarter of 2000, (ii) the shutting-in of one well in order to perform a workover during the three months ended September 30, 1999, and (iii) the receipt of a reduced percentage of sales during the three months ended September 30, 1999 on one well due to the 1982-2 Program's overproduced gas balancing position in that well. Average oil and gas prices increased to $29.96 per barrel and $3.87 per Mcf, respectively, for the three months ended September 30, 2000 from $22.18 per barrel and $2.34 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,399 (24.2%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to workover expenses incurred on two wells during the three months ended September 30, 1999 in order to improve the recovery of reserves. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 13.3% for the three months ended September 30, 2000 from 32.4% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,213 (35.0%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) the decreased dollar amount of depreciation, depletion, and amortization charged during the third quarter of 1999 which resulted from a significant increase in the gas price used in the valuation of remaining reserves at September 30, 1999 as compared to June 30, 1999 and (ii) the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 4.3% for the three months ended September 30, 2000 from 5.9% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses decreased $1,121 (6.6%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 8.1% for the three months ended September 30, 2000 from 15.9% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   2000              1999
                                                 --------          --------
      Oil and gas sales                          $447,743          $230,900
      Oil and gas production expenses            $ 81,069          $ 72,534
      Barrels produced                                 82                27
      Mcf produced                                144,731           121,523
      Average price/Bbl                          $  29.72          $  17.33
      Average price/Mcf                          $   3.08          $   1.90

      As shown in the table above, total oil and gas sales increased $216,843 (93.9%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $171,000 was related to an increase in the average price of gas sold and approximately $44,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 55 barrels and 23,208 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1999, (ii) the receipt of a reduced percentage of sales during the nine months ended September 30, 1999 on one well due to the 1982-2 Program's overproduced gas balancing position in that well, and (iii) the successful recompletion of one well during the second quarter of 2000. Average oil and gas prices increased to $29.72 per barrel and $3.08 per Mcf, respectively, for the nine months ended September 30, 2000 from $17.33 per barrel and $1.90 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,535 (11.8%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one well during the nine months ended September 30, 2000 in order to improve the recovery of reserves. These increases were partially offset by workover expenses incurred on two wells during the nine months ended September 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 18.1% for the nine months ended September 30, 2000 from 31.4% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $969 (5.5%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to the increase in volumes of gas sold, which increase was partially offset by an increase in the gas price used in the valuation of remaining reserves at September 30, 2000 as compared to September 30, 1999. As a percentage of oil and gas sales, this expense decreased to 4.1% for the nine months ended September 30, 2000 from 7.6% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses decreased $11,107 (17.8%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to a change in allocation among the 1982-2 Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 11.5% for the nine months ended September 30, 2000 from 27.1% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1              Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1982-1 Program's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

      27.2              Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1982-2 Program's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 8, 2000              By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 8, 2000              By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.