Form 10-K405
period 2000-12-31
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 2001-03-28
CIK 718943, 718944

FORM 10-K405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

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


                               TABLE OF CONTENTS


PART I.......................................................................3
      ITEM 1.     BUSINESS...................................................3
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................12
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......13
PART II.....................................................................13
      ITEM 5.     MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS
                  AND  RELATED  LIMITED PARTNER MATTERS.....................13
      ITEM 6.     SELECTED FINANCIAL DATA...................................14
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................17
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................24
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............25
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................52
PART III....................................................................52
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........52
      ITEM 11.    EXECUTIVE COMPENSATION....................................53
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT............................................58
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............58
PART IV.....................................................................60
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................60
      SIGNATURES............................................................62

                                    PART I.


ITEM 1.  BUSINESS

      General

      The Dyco Oil and Gas Program 1982-1 Limited Partnership (the "1982-1 Program") and Dyco Oil and Gas Program 1982-2 Limited Partnership (the "1982-2 Program") (collectively, the "Programs") are Minnesota limited partnerships engaged in the production of oil and gas. The 1982-1 Program and 1982-2 Program commenced operations on June 14, 1982 and March 1, 1983, respectively, with the primary financial objective of investing their limited partners' subscriptions in the drilling of oil and gas prospects and then distributing to their limited partners all available cash flow from the Program's on-going production operations. Dyco Petroleum Corporation ("Dyco") serves as the General Partner of the Programs. Samson Resources Company, an affiliate of Dyco, currently owns more than one-half of the 1982-1 Program's Units of limited partnership interest, making the 1982-1 Program a 50% subsidiary of Samson Resources Company. See "Item 2. Properties" for a description of the Programs' properties and reserves.

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Programs. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2000, Samson owned interests in approximately 13,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2000, Samson operated approximately 2,700 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and Samson. As of February 15, 2001 Samson employed approximately 965 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 96.4% of the 1982-1 Program's oil and gas sales during the year ended December 31, 2000. With respect to the 1982-2 Program, purchases of gas by El Paso accounted for approximately 98.8% of its oil and gas sales during the year ended December 31, 2000. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

      The Programs' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Programs. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


      Competition and Marketing

      The Programs' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Programs' profitability) depend on a number of factors that are beyond the control of the Programs. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. Spot prices for gas increased from approximately $2.34 per Mcf at December 31, 1999 to approximately $9.23 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $23.75 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is unlikely that future oil and gas prices will remain as high as those experienced at December 31, 2000.

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


ITEM 2.   PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 2000.

                              Well Statistics(1)
                            As of December 31, 2000

                                                1982-1         1982-2
                                                Program        Program
                                                -------        -------
            Gross productive wells(2):
               Oil                                  -              -
               Gas                                 16             18
                                                   --             --
                  Total                            16             18

            Net productive wells(3):
               Oil                                  -              -
               Gas                               1.72           1.85
                                                 ----           ----
                  Total                          1.72           1.85

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

      Drilling Activities

      During the year ended December 31, 2000 the 1982-2 Program indirectly participated in drilling the Dean Clay No. 1-17 well located in Caddo County, Oklahoma. The 1982-2 Program does not own a working interest in this producing gas well; therefore it did not incur any costs associated with this developmental drilling activity. The 1982-2 Program has a .00284 revenue interest in this well. The 1982-1 Program did not participate in any drilling activities during this time.


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                              Net Production Data

                                              Year Ended December 31,
                                        ------------------------------------
                                          2000         1999           1998
                                        --------     --------       --------
1982-1 Program:
--------------

   Production:
      Oil (Bbls)(1)                          263          514            660
      Gas (Mcf)(2)                       124,467       81,905         98,703

   Oil and gas sales:
      Oil                               $  7,148     $  9,735       $  8,426
      Gas                                358,224      161,437        181,213
                                         -------      -------        -------
         Total                          $365,372     $171,172       $189,639
                                         =======      =======        =======
   Total direct operating expenses(3)   $ 90,680     $ 76,957       $117,552
                                         =======      =======        =======

   Direct operating expenses as a
      percentage of oil and gas
      sales                                24.8%        45.0%          62.0%

   Average sales price:
      Per barrel of oil                   $27.18       $18.94         $12.77
      Per Mcf of gas                        2.88         1.97           1.84

   Direct operating expenses per
      equivalent Mcf of gas(4)            $  .72       $  .91         $ 1.15

                                               Year Ended December 31,
                                        ------------------------------------
                                          2000         1999           1998
                                        --------     --------       --------
1982-2 Program:
--------------

   Production:
      Oil (Bbls)(1)                           78           38             79
      Gas (Mcf)(2)                       179,281      163,119        206,718

   Oil and gas sales:
      Oil                               $  2,309     $    732       $    995
      Gas                                624,798      332,782        382,038
                                         -------      -------        -------
         Total                          $627,107     $333,514       $383,033
                                         =======      =======        =======
   Total direct operating expenses(3)   $ 88,398     $112,675       $118,161
                                         =======      =======        =======

   Direct operating expenses as a
      percentage of oil and gas
      sales                                14.1%        33.8%          30.8%

   Average sales price:
      Per barrel of oil                   $29.60       $19.26         $12.59
      Per Mcf of gas                        3.49         2.04           1.85

   Direct operating expenses per
      equivalent Mcf of gas(4)            $  .49       $  .69         $  .57


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

      Proved Reserves and Net Present Value

      The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 2000. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 2000. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The high oil and gas prices at December 31, 2000 have caused the estimates of remaining economically recoverable reserves, as well as the value placed on said reserves, to be substantially higher than in the past several years, particularly considering the impact of depletion from production over the years. Any decrease in these prices would result in a corresponding reduction in the estimate of remaining reserves. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2000. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 2000 will actually be realized for such production. Dyco believes that it is unlikely that prices will remain at their current high levels.

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


                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves

                          As of December 31, 2000(1)

                                1982-1 Program:
                                --------------

         Estimated proved reserves:
            Gas (Mcf)                                       712,180
            Oil and liquids (Bbls)                              520

         Net present value
            (discounted at 10% per annum)                $3,149,926

                                1982-2 Program:
                                --------------

         Estimated proved reserves:
            Gas (Mcf)                                     1,066,882
            Oil and liquids (Bbls)                              540

         Net present value
            (discounted at 10% per annum)                $4,384,197


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


                            Significant Properties

                                1982-1 Program
                                --------------

      As of December 31, 2000, the 1982-1 Program's properties consist of 16 gross (1.72 net) productive wells. The 1982-1 Program also owns a non-working interest in an additional 4 wells. Affiliates of the 1982-1 Program operate 12 (60%) of its total wells. All of the 1982-1 Program's properties are located onshore in the continental United States. Substantially all of the 1982-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

      As of December 31, 2000, the 1982-1 Program's properties in the Anadarko Basin consist of 15 gross (1.20 net) productive wells. The 1982-1 Program also owns a non-working interest in an additional 4 wells in the Anadarko Basin. Affiliates of the 1982-1 Program operate 11 (58%) of its total Anadarko Basin wells. As of December 31, 2000, the 1982-1 Program had estimated total proved reserves in the Anadarko Basin of approximately 690,583 Mcf of gas and approximately 520 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $3,023,929.


                                1982-2 Program
                                --------------

      As of December 31, 2000, the 1982-2 Program's properties consist of 18 gross (1.85 net) productive wells. The 1982-2 Program also owns a non-working interest in an additional 5 wells. Affiliates of the 1982-2 Program operate 10 (43%) of its total wells. All of the 1982-2 Program's reserves are located in the Anadarko Basin.


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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the limited partners of either Program during 2000.





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


                                1982-1 PROGRAM
                                --------------

                                       Repurchase           Cash
                                         Price          Distributions
                                       ----------       -------------

            1999:
               First Quarter               $70               $ -
               Second Quarter               70                 -
               Third Quarter                59                 -
               Fourth Quarter               59                 -

            2000:
               First Quarter               $59               $ -
               Second Quarter               59                 -
               Third Quarter                75                 -
               Fourth Quarter               75                20

            2001:
               First Quarter               $55               $ -

                                1982-2 PROGRAM
                                --------------

                                       Repurchase           Cash
                                         Price          Distributions
                                       ----------       -------------

            1999:
               First Quarter               $71               $ -
               Second Quarter               71                 -
               Third Quarter               102                20
               Fourth Quarter               82                 -

            2000:
               First Quarter               $82               $ -
               Second Quarter               82                20
               Third Quarter                97                 -
               Fourth Quarter               97                35

            2001:
               First Quarter               $62               $ -


      As of March 1, 2001 the 1982-1 Program has 10,000 Units outstanding and approximately 2,700 Limited Partners of record. The 1982-2 Program has 8,000 Units outstanding and approximately 2,100 Limited Partners of record.


ITEM 6.     SELECTED FINANCIAL DATA

      Selected Financial Data

      The following table presents selected financial data for the Programs. This data should be read in conjunction with the financial statements of the Programs, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."




                                                1982-1 Program
                                                --------------
                                                                    December 31,
                                          --------------------------------------------------------------
                                            2000           1999         1998        1997          1996
                                          --------       --------     --------    --------      --------
Summary of Operations:
   Oil and gas sales                      $365,372       $171,172     $189,639    $322,902      $317,267
   Total revenues                          393,018        174,880      195,910     329,262       319,923

   Lease operating
      expenses                              69,359         65,227      103,308      80,881        86,759
   Production taxes                         21,321         11,730       14,244      23,534        22,755
   General and administrative
      expenses                              56,288         99,101       99,817     109,234       102,540
   Depreciation, depletion,
      and amortization of oil
      and gas properties                     7,289         18,171       21,999      35,611        21,362

   Net income (loss)                       238,761      (  19,349)   (  43,458)     80,002        86,507
      per Unit                               23.64      (    1.92)   (    4.30)       7.92          8.57
   Cash distributions                      202,000           -            -        202,000          -
      per Unit                                  20           -            -             20          -

Summary Balance Sheet Data:
   Total assets                            242,308        208,291      276,584     319,181       436,000
   Partners' capital                       227,720        190,959      210,308     253,766       375,764




                                                1982-2 Program
                                                --------------

                                                                   December 31,
                                          -------------------------------------------------------------
                                            2000          1999         1998         1997         1996
                                          --------      --------     --------     --------     --------
Summary of Operations:
   Oil and gas sales                      $627,107      $333,514     $383,033     $724,753     $685,439
   Total revenues                          635,817       338,989      451,775      733,617      693,653

   Lease operating
      expenses                              46,324        88,791       91,116       93,272      110,110
   Production taxes                         42,074        23,884       27,045       48,699       51,460
   General and administrative
      expenses                              65,404        78,343       78,639       86,233       81,018
   Depreciation, depletion,
      and amortization of oil
      and gas properties                    10,009        27,356       36,357       74,318       58,142

   Net income                              472,006       120,615      218,618      431,095      392,923
      per Unit                               58.42         14.93        27.06        53.35        48.63
   Cash distributions                      444,400       161,600      444,400      484,800      404,000
      per Unit                                  55            20           55           60           50

Summary Balance Sheet Data:
   Total assets                            311,877       322,726      335,773      545,239      645,642
   Partners' capital                       209,269       181,663      222,648      448,430      502,135


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Programs' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Programs' profitability) depend on a number of factors that are beyond the control of the Programs. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. Spot prices for gas increased from approximately $2.34 per Mcf at December 31, 1999 to approximately $9.23 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $23.75 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is unlikely that future oil and gas prices will remain as high as those experienced at December 31, 2000.

     Results of Operations

                                1982-1 Program
                                --------------

                   Year Ended December 31, 2000 Compared to
                         Year Ended December 31, 1999
                   ----------------------------------------

      Total oil and gas sales increased $194,200 (113.5%) in 2000 as compared to 1999. Of this increase, approximately $113,000 was related to an increase in the average price of gas sold and approximately $84,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 251 barrels, while volumes of gas sold increased 42,562 Mcf in 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to the sale of one well during 2000. The increase in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operators on two wells during 2000 and (ii) a negative prior period volume adjustment made by the purchaser on another well during 1999. Average oil and gas prices increased to $27.18 per barrel and $2.88 per Mcf, respectively, in 2000 from $18.94 per barrel and $1.97 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,723 (17.8%) in 2000 as compared to 1999. This increase was primarily due to (i) an increase in lease operating expenses associated with the increase in volumes of gas sold and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by (i) the sale of one well during 2000 and (ii) a positive prior period lease operating expense adjustment made by the operator on one well during 1999. As a percentage of oil and gas sales, these expenses decreased to 24.8% in 2000 from 45.0% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,882 (59.9%) in 2000 as compared 1999. This decrease was primarily due to an increase in the gas price used in the valuation of remaining reserves at December 31, 2000 as compared to December 31, 1999. This decrease was partially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 2.0% in 2000 from 10.6% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $42,813 (43.2%) in 2000 as compared to 1999. This decrease was primarily due to a change in allocation among the 1982-1 Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 15.4% in 2000 from 57.9%
in 1999. This percentage decrease was primarily due to the increase in oil and gas sales and the dollar decrease in general and administrative expenses.


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

                                1982-2 Program
                                 -------------

                   Year Ended December 31, 2000 Compared to
                         Year Ended December 31, 1999
                   ----------------------------------------

      Total oil and gas sales increased $293,593 (88.0%) in 2000 as compared to 1999. Of this increase, approximately $259,000 was related to an increase in the average price of gas sold and approximately $33,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 40 barrels and 16,162 Mcf, respectively, in 2000 as compared to 1999. The increase in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the purchaser on one well during 1999, (ii) a negative gas balancing adjustment made by the operator on a second well during 1999, and (iii) the successful recompletion of another well during 2000. These increases were partially offset by (i) a negative gas balancing adjustment made by the operator on another well during 2000 and (ii) normal declines in production. Average oil and gas prices increased to $29.60 per barrel and $3.49 per Mcf, respectively, in 2000 from $19.26 per barrel and $2.04 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $24,277 (21.5%) in 2000 as compared to 1999. This decrease was primarily due to (i) workover expenses incurred on several wells during 1999 in order to improve the recovery of reserves and (ii) negative prior period lease operating expense adjustments made on several wells during 2000. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one well during 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 14.1% in 2000 from 33.8% in 1999. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $17,347 (63.4%) in 2000 as compared to 1999. This decrease was primarily due to an increase in the gas price used in the valuation of remaining reserves at December 31, 2000 as compared to December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 1.6% in 2000 from 8.2% in 1999. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $12,939 (16.5%) in 2000 as compared to 1999. This decrease was primarily due to a change in allocation among the 1982-2 Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 10.4% in 2000 from 23.5% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.


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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 2000 production levels for future years, the 1982-1 Program's proved oil and gas reserve quantities at December 31, 2000 would have remaining lives of approximately 2.0 and 5.7 years, respectively, and the 1982-2 Program's proved oil and gas reserves at December 31, 2000 would have remaining lives of approximately 6.9 and 6.0 years, respectively. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2000 may cause a decrease in the estimated life of said reserves.

      The Programs' available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. Occasional expenditures by the Programs for well completions or workovers, however, may reduce or eliminate cash available for particular quarterly cash distributions. During 1999 the 1982-1 Program paid $74,325, net of taxes, for the purchase of gas reserves from Burlington Resources (of which $34,663 was recorded to oil and gas properties and $39,662 was used to reduce the accrued liability for lease operating expenses) on the Purvis No. 1-2 well and the Armstrong No. 1-29 well. These reserves were purchased in order to assist the 1982-1 Program in reducing its gas imbalance liability since the 1982-1 Program had produced significantly more than its share of gas on these wells. The 1982-1 Program owns working interests of 8.95% and 7.18%, respectively, in the Purvis No. 1-2 and Armstrong No. 1-19 wells. During 1999, the 1982-2 Program invested approximately $12,000 in equipment for successful workovers on three wells in order to improve the recovery of reserves. The Programs have no debt commitments. Cash for operational purposes has generally been provided by current oil and gas production. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

      The 1982-1 Program's Statement of Cash Flows for the year ended December 31, 2000 includes proceeds from the sale of oil and gas properties. These proceeds were included in the 1982-1 Program's first cash distribution following receipt of the proceeds. It is possible that the 1982-1 Program's future repurchase values and the amount or likelihood of future cash distributions could be reduced as a result of the disposition of these properties.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Programs in 2000. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."



ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Programs do not hold any market risk sensitive instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1982-1 Limited Partnership, a Minnesota limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 21, 2001

                           DYCO OIL AND GAS PROGRAM
                          1982-1 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------
                                                     2000           1999
                                                   --------       --------
CURRENT ASSETS:
   Cash and cash equivalents                       $ 68,441       $ 23,930
   Accrued oil and gas sales                         61,238         33,560
                                                    -------        -------
      Total current assets                         $129,679       $ 57,490

NET OIL AND GAS PROPERTIES,
   utilizing the full cost method                    76,296         85,114

DEFERRED CHARGE                                      36,333         65,687
                                                    -------        -------

                                                   $242,308       $208,291
                                                    =======        =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                $  3,357       $  4,562
                                                    -------        -------
      Total current liabilities                    $  3,357       $  4,562

ACCRUED LIABILITY                                  $ 11,231       $ 12,770

PARTNERS CAPITAL:
   General Partner, 100 general
      partner units                                $  2,277       $  1,909
   Limited Partners, issued and
      outstanding, 10,000 Units                     225,443        189,050
                                                    -------        -------
      Total Partners' Capital                      $227,720       $190,959
                                                    -------        -------

                                                   $242,308       $208,291
                                                    =======        =======






                    The  accompanying  notes  are  an  integral
                      part of these financial statements.

                                 DYCO OIL AND GAS PROGRAM
                                1982-1 LIMITED PARTNERSHIP
                                 Statements of Operations
                   For the Years Ended December 31, 2000, 1999, and 1998


                                          2000          1999         1998
                                        --------     ----------   ----------

REVENUES:
   Oil and gas sales                    $365,372      $171,172     $189,639
   Interest                                5,621         3,708        6,271
   Gain on sale of oil and
      gas properties                      22,025          -            -
                                         -------       -------      -------

                                        $393,018      $174,880     $195,910

COSTS AND EXPENSES:
   Lease operating                      $ 69,359      $ 65,227     $103,308
   Production taxes                       21,321        11,730       14,244
   Depreciation, depletion, and
      amortization of oil and
      gas properties                       7,289        18,171       21,999
   General and administrative             56,288        99,101       99,817
                                         -------       -------      -------

                                        $154,257      $194,229     $239,368
                                         -------       -------      -------

NET INCOME (LOSS)                       $238,761     ($ 19,349)   ($ 43,458)
                                         =======       =======      =======

GENERAL PARTNER (1%) -
   NET INCOME (LOSS)                    $  2,388     ($    193)   ($    435)
                                         =======       =======      =======

LIMITED PARTNERS (99%) -
   NET INCOME (LOSS)                    $236,373     ($ 19,156)   ($ 43,023)
                                         =======       =======      =======

NET INCOME (LOSS) per Unit              $  23.64     ($   1.92)   ($   4.30)
                                         =======       =======      =======

UNITS OUTSTANDING                         10,100        10,100       10,100
                                         =======       =======      =======





                     The accompanying notes are an integral
                       part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1982-1 LIMITED PARTNERSHIP
                  Statements of Changes in Partners' Capital
             For the Years Ended December 31, 2000, 1999, and 1998


                                     General        Limited
                                     Partner        Partners        Total
                                    --------       ----------     ----------

Balances at Dec. 31, 1997            $2,537         $251,229       $253,766
   Net loss                         (   435)       (  43,023)     (  43,458)
                                      -----          -------        -------

Balances at Dec. 31, 1998            $2,102         $208,206       $210,308
   Net loss                         (   193)       (  19,156)     (  19,349)
                                      -----          -------        -------

Balances at Dec. 31, 1999            $1,909         $189,050       $190,959
   Cash distributions               ( 2,020)      (  199,980)     ( 202,000)
   Net income                         2,388          236,373        238,761
                                      -----          -------        -------

Balances at Dec. 31, 2000            $2,277         $225,443       $227,720
                                      =====          =======        =======



                     The accompanying notes are an integral
                      part of these financial statements.




                                 DYCO OIL AND GAS PROGRAM
                                1982-1 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                                     2000           1999         1998
                                                  ----------     ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $238,761      ($ 19,349)   ($ 43,458)
   Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
      Depreciation, depletion, and amorti-
        zation of oil and gas properties              7,289         18,171       21,999
      Gain on sale of oil and gas
        properties                                (  22,025)          -            -
      (Increase) decrease in accrued
        oil and gas sales                         (  27,678)     (   9,482)      25,327
      (Increase) decrease in deferred
        charge                                       29,354         11,264    (  17,324)
      Decrease in accounts payable                (   1,205)     (     189)   (   7,430)
      Increase (decrease) in gas imbalance
         payable                                       -         (   4,286)       4,286
      Increase (decrease) in accrued
        liability                                 (   1,539)     (  44,469)       4,005
                                                    -------        -------      -------
   Net cash provided (used) by operating
      activities                                   $222,957      ($ 48,340)   ($ 12,595)
                                                    -------        -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                               $ 23,554       $   -        $    693
   Additions to oil and gas properties                 -         (  35,877)        -
                                                    -------        -------      -------
   Net cash provided (used) by investing
      activities                                   $ 23,554      ($ 35,877)    $    693
                                                    -------        -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($202,000)      $   -        $   -
                                                    -------        -------      -------
   Net cash used by financing
      activities                                  ($202,000)      $   -        $   -
                                                    -------        -------      -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                $ 44,511      ($ 84,217)   ($ 11,902)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                         23,930        108,147      120,049
                                                    -------        -------      -------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                          $ 68,441       $ 23,930     $108,147
                                                    =======        =======      =======


                     The accompanying notes are an integral
                      part of these financial statements.

              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 2000, 1999, and 1998


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1982-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on June 14, 1982. Dyco Petroleum Corporation ("Dyco") is the general partner of the Program. Affiliates of Dyco owned 5,207 (52.1%) of the Program's Units at December 31, 2000.

            The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program's oil and gas are subject to influences such as global consumption and supply trends.


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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2000, 1999, and 1998 were $0.06, $0.21, and
      $0.21, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 2000 and 1999 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 73,519 Mcf, resulting in prepaid lease operating expenses of $36,333. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 98,070 Mcf, resulting in prepaid lease operating expenses of $65,687.


      Accrued Liability

            The Accrued Liability at December 31, 2000 and 1999 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 22,726 Mcf, resulting in accrued lease operating expenses of $11,231. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 19,065 Mcf, resulting in accrued lease operating expenses of $12,770.

      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. No such liability was recorded at December 31, 2000 or December 31, 1999.


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


      Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements. During 2000, upon Samson Resources Company's ownership of Units first exceeding 50% and as required by IRS Regulations, the Program's tax year was changed from January 1/December 31 in order to coincide with Samson's tax year of July 1/June 30.

2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2000, 1999, and 1998, such expenses totaled $56,288, $99,101, and $99,817, respectively, of which $36,960, $74,460, and $74,460, respectively, were paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 2000, 1999, and 1998:


            Purchaser                  2000      1999       1998
            ---------                  -----     -----      -----

            El Paso Energy
              Marketing Company        96.4%     95.6%      82.9%
            Petrocorp, Inc.              - %       - %      10.5%


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

      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2000 and 1999 were as follows:


                                                   December 31,
                                          -------------------------------
                                              2000              1999
                                          -------------     -------------

      Proved properties                    $52,533,536       $52,535,065

      Less accumulated depreciation,
        depletion, amortization, and
        valuation allowance               ( 52,457,240)     ( 52,449,951)
                                            ----------        ----------

      Net oil and gas properties           $    76,296       $    85,114
                                            ==========        ==========


      Costs Incurred

            The Program incurred no oil and gas exploration costs during 2000, 1999, and 1998. During 2000, 1999, and 1998 the Program incurred oil and gas property acquisition (purchase of reserves) and development costs as follows:

                                                   December 31,
                                          -----------------------------
                                            2000      1999       1998
                                          --------  --------   --------

      Acquisition costs, net of
        accrued liability                   $  -    $34,663    $   -
      Development costs                        -      1,214        -


      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 2000, 1999, and 1998. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.





                                            2000                    1999                    1998
                                    ---------------------   ---------------------   ---------------------
                                       Oil         Gas         Oil         Gas         Oil         Gas
                                     (Bbls)       (Mcf)      (Bbls)       (Mcf)      (Bbls)       (Mcf)
                                    --------    ---------   --------    ---------   --------    ---------

Proved reserves,
   beginning of year                 3,071       736,978     1,080       676,620     16,270      620,640

Revisions of previous
   estimates                        (  473)       99,669     2,505        88,871    (14,530)     154,861

Purchase of reserves                   -             -         -          53,392       -            -

Sales of reserves                   (1,815)          -         -            -          -        (    178)

Production                          (  263)     (124,467)   (  514)     ( 81,905)   (   660)    ( 98,703)
                                     -----       -------     -----       -------     ------      -------

Proved reserves,
   end of year                         520       712,180     3,071       736,978      1,080      676,620
                                     =====       =======     =====       =======     ======      =======

Proved developed reserves:
   Beginning of year                 3,071       736,978     1,080       676,620     16,270      620,640
                                     -----       -------     -----       -------     ------      -------
   End of year                         520       712,180     3,071       736,978      1,080      676,620
                                     =====       =======     =====       =======     ======      =======


            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2000 using oil and gas prices of $23.79 per barrel and $8.92 per Mcf, respectively.


6.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2000 and 1999 are as follows:



                                          Dyco 1982-1 Program
                                          -------------------

                                                            2000
                              ---------------------------------------------------------------
                                First            Second             Third            Fourth
                               Quarter           Quarter           Quarter           Quarter
                              ---------         ---------         ---------         ---------
Total Revenues                 $51,949           $91,717           $91,888          $157,464
Gross Profit (1)                36,768            76,236            74,664           114,670
Net Income                      13,015            63,290            55,928           106,528
Limited Partners'
   Net Income
   Per Unit                       1.29              6.26              5.54             10.55


                                                            1999
                              ---------------------------------------------------------------
                                First            Second             Third            Fourth
                               Quarter           Quarter           Quarter           Quarter
                              ---------         ---------         ---------         ---------

Total Revenues                 $34,688           $29,081           $49,828           $61,283
Gross Profit (1)                17,342            15,597            27,434            37,550
Net Income (Loss)             ( 25,051)         (  6,108)            2,962             8,848
Limited Partners'
   Net Income (Loss)
   Per Unit                   (   2.48)         (    .61)              .30               .87

-------------------

(1) Total revenues less oil and gas production expenses.

                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1982-2 Limited Partnership, a Minnesota limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.









                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 21, 2001

                           DYCO OIL AND GAS PROGRAM
                          1982-2 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------
                                                     2000           1999
                                                   --------       --------
CURRENT ASSETS:
   Cash and cash equivalents                       $ 75,640       $102,242
   Accrued oil and gas sales                         93,620         65,530
                                                    -------        -------
      Total current assets                         $169,260       $167,772

NET OIL AND GAS PROPERTIES,
   utilizing the full cost method                   124,629        121,881

DEFERRED CHARGE                                      17,988         33,073
                                                    -------        -------

                                                   $311,877       $322,726
                                                    =======        =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                $  5,281       $ 10,210
   Gas imbalance payable                               -               242
                                                    -------        -------
      Total current liabilities                    $  5,281       $ 10,452

ACCRUED LIABILITY                                  $ 97,327       $130,611

PARTNERS' CAPITAL:
   General Partner, 80 general
      partner units                                $  2,092       $  1,816
   Limited Partners, issued and
     outstanding, 8,000 Units                       207,177        179,847
                                                    -------        -------
      Total Partners' Capital                      $209,269       $181,663
                                                    -------        -------
                                                   $311,877       $322,726
                                                    =======        =======




                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1982-2 LIMITED PARTNERSHIP
                            Statements of Operations
              For the Years Ended December 31, 2000, 1999, and 1998


                                        2000           1999           1998
                                      --------       --------       --------

REVENUES:
   Oil and gas sales                  $627,107       $333,514       $383,033
   Interest                              8,710          5,475          8,675
   Gain on sale of oil and gas
     properties                           -              -            60,067
                                       -------        -------        -------

                                      $635,817       $338,989       $451,775

COSTS AND EXPENSES:
   Lease operating                    $ 46,324       $ 88,791       $ 91,116
   Production taxes                     42,074         23,884         27,045
   Depreciation, depletion, and
      amortization of oil and
      gas properties                    10,009         27,356         36,357
   General and administrative           65,404         78,343         78,639
                                       -------        -------        -------

                                      $163,811       $218,374       $233,157
                                       -------        -------        -------
NET INCOME                            $472,006       $120,615       $218,618
                                       =======        =======        =======

GENERAL PARTNER (1%) -
   NET INCOME                         $  4,720       $  1,206       $  2,186
                                       =======        =======        =======

LIMITED PARTNERS (99%) -
   NET INCOME                         $467,286       $119,409       $216,432
                                       =======        =======        =======

NET INCOME per Unit                   $  58.42       $  14.93       $  27.06
                                       =======        =======        =======

UNITS OUTSTANDING                        8,080          8,080          8,080
                                       =======        =======        =======





                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1982-2 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 2000, 1999, and 1998


                                    General         Limited
                                    Partner         Partners       Total
                                   --------       ----------     ----------
Balances at Dec. 31, 1997           $4,484         $443,946       $448,430
   Cash distributions              ( 4,444)       ( 439,956)     ( 444,400)
   Net income                        2,186          216,432        218,618
                                     -----          -------        -------

Balances at Dec. 31, 1998           $2,226         $220,422       $222,648
   Cash distributions              ( 1,616)       ( 159,984)     ( 161,600)
   Net income                        1,206          119,409        120,615
                                     -----          -------        -------

Balances at Dec. 31, 1999           $1,816         $179,847       $181,663
   Cash distributions              ( 4,444)       ( 439,956)     ( 444,400)
   Net income                        4,720          467,286        472,006
                                     -----          -------        -------

Balances at Dec. 31, 2000           $2,092         $207,177       $209,269
                                     =====          =======        =======



                     The accompanying notes are an integral
                      part of these financial statements.




                                 DYCO OIL AND GAS PROGRAM
                                1982-2 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                                        2000         1999        1998
                                                     ----------   ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $472,006     $120,615    $218,618
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Depreciation, depletion, and amorti-
        zation of oil and gas properties                10,009       27,356      36,357
      Gain on sale of oil and gas properties              -            -      (  60,067)
      (Increase) decrease in accrued oil
        and gas sales                                (  28,090)   (   2,534)     47,677
      (Increase) decrease in deferred charge            15,085    (  11,327)  (   4,019)
      Increase (decrease) in accounts
        payable                                      (   4,929)       5,430   (   3,788)
      Decrease in gas imbalance payable              (     242)   (   1,433)  (   3,647)
      Increase (decrease) in accrued
        liability                                    (  33,284)      23,941      23,751
                                                       -------      -------     -------
   Net cash provided by operating
      activities                                      $430,555     $162,048    $254,882
                                                       -------      -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                                  $  1,770     $  3,289    $ 65,861
   Additions to oil and gas properties               (  14,527)   (  12,189)       -
                                                       -------      -------     -------
   Net cash provided (used) by investing
      activities                                     ($ 12,757)   ($  8,900)   $ 65,861
                                                       -------      -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                ($444,400)   ($161,600)  ($444,400)
                                                       -------      -------     -------
   Net cash used by financing
      activities                                     ($444,400)   ($161,600)  ($444,400)
                                                       -------      -------     -------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                  ($ 26,602)   ($  8,452)  ($123,657)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                           102,242      110,694     234,351
                                                       -------      -------     -------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                             $ 75,640     $102,242    $110,694
                                                       =======      =======     =======

                     The accompanying notes are an integral
                      part of these financial statements.

              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 2000, 1999, and 1998


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1982-2 Limited Partnership (the "Program "), a Minnesota limited partnership, commenced operations on March 1, 1983. Dyco Petroleum Corporation ("Dyco") is the general partner of the Program. Affiliates of Dyco owned 3,882 (48.5%) of the Program's Units at December 31, 2000.

            The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program's oil and gas are subject to influences such as global consumption and supply trends.


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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2000, 1999, and 1998 were $0.06, $0.17, and
      $0.18, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. During the first quarter of 1998, the Program sold one well for $62,207 representing approximately 1% of its total reserves. The proceeds from this sale would have reduced the net book value of the oil and gas properties by 34%, significantly altering the capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 1% with the remainder recorded as a gain on sale of oil and gas properties.



      Deferred Charge

            The Deferred Charge at December 31, 2000 and 1999 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 51,542 Mcf, resulting in prepaid lease operating expenses of $17,988. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 70,487 Mcf, resulting in prepaid lease operating expenses of $33,073.


      Accrued Liability

            The Accrued Liability at December 31, 2000 and 1999 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by

      278,875 Mcf, resulting in accrued lease operating expenses of $97,327. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 278,370 Mcf, resulting in future lease operating expenses of $130,611.


      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1999, total sales exceeded the Program's share of estimated total gas reserves on one well by $242 (161
      Mcf). This amount was recorded as gas imbalance payable at December 31, 1999 in accordance with the sales method. At December 31, 2000, no such liability was recorded.


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


2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2000, 1999, and 1998, such expenses totaled $65,404, $78,343, and $78,639, respectively, of which $48,624, $58,440, and $58,440, respectively, were paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 2000, 1999, and 1998:


            Purchaser                                2000     1999     1998
            ---------                                -----    ------   -----

            El Paso Energy Marketing Company         98.8%    99.6%    81.1%
            Enogex Services Corporation                - %      - %    17.8%

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


      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2000 and 1999 were as follows:


                                                    December 31,
                                          -------------------------------
                                              2000              1999
                                          -------------     -------------

      Proved properties                    $38,322,937       $38,310,180

      Less accumulated depreciation,
         depletion, amortization,
         and valuation allowance          ( 38,198,308)     ( 38,188,299)
                                            ----------        ----------

      Net oil and gas properties           $   124,629       $   121,881
                                            ==========        ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 2000, 1999, and 1998. Costs incurred by the Program in connection with its oil and gas property development activities during 2000, 1999, and 1998 were as follows:


                                                         December 31,
                                                 --------------------------
                                                  2000       1999     1998
                                                 ------     ------   ------

            Development costs                   $14,527    $12,189   $  -



      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 2000, 1999, and

      1998. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.




                                       2000                          1999                       1998
                              -----------------------    -----------------------   ------------------------
                                Oil           Gas          Oil           Gas         Oil          Gas
                              (Bbls)         (Mcf)       (Bbls)         (Mcf)      (Bbls)         (Mcf)
                              ------      -----------    -------     -----------   -------     -----------

Proved reserves,
   beginning of year            322          962,934      544         1,047,972       571       1,027,334

Revisions of previous
   estimates                    296          283,229     (184)           78,081        52         237,393

Sales of reserves                -              -          -              -            -       (   10,037)

Production                     ( 78)      (  179,281)    ( 38)       (  163,119)     ( 79)     (  206,718)
                                ---        ---------      ---         ---------       ---       ---------

Proved reserves,
   end of year                  540        1,066,882      322           962,934       544       1,047,972
                                ===        =========      ===         =========       ===       =========

Proved developed reserves:
   Beginning of year            322          962,934      544         1,047,972       571       1,027,334
                                ---        ---------      ---         ---------       ---       ---------
   End of year                  540        1,066,882      322           962,934       544       1,047,972
                                ===        =========      ===         =========       ===       =========

            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2000 using oil and gas prices of $23.61 per barrel and $8.68 per Mcf, respectively.


5.   QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2000 and 1999 are as follows:




                                             Dyco 1982-2 Program
                                             -------------------

                                                          2000
                              ---------------------------------------------------------------
                                First            Second             Third            Fourth
                               Quarter           Quarter           Quarter           Quarter
                              ---------         ---------         ---------         ---------

Total Revenues                $110,821          $142,679          $199,676          $182,641
Gross Profit (1)                86,192           112,554           173,361           175,312
Net Income                      57,231            96,061           148,858           169,856
Limited Partners'
   Net Income
   Per Unit                       7.08             11.89             18.42             21.03



                                                         1999
                              ---------------------------------------------------------------
                                First            Second             Third            Fourth
                               Quarter           Quarter           Quarter           Quarter
                              ---------         ---------         ---------         ---------

Total Revenues                $ 75,057          $ 51,594          $109,103          $103,235
Gross Profit (1)                54,680            34,151            74,389            63,094
Net Income                      15,870            16,277            50,978            37,490
Limited Partners'
   Net Income
   Per Unit                       1.96              2.02              6.31              4.64
-------------------
(1) Total revenues less oil and gas production expenses.


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

            NAME              AGE             POSITION WITH DYCO
      ----------------        ---      --------------------------------
      Dennis R. Neill          49      President and Director

      Patrick M. Hall          42      Chief Financial Officer

      Judy K. Fox              50      Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Programs and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 2000 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 2000:

             Compensation/Reimbursement to Dyco and its affiliates
                      Three Years Ended December 31, 2000


Type of Compensation/Reimbursement(1)                    Expense
-------------------------------------           -------------------------
                                                 2000       1999      1998
                                                -------    -------  -------
1982-1 Program
--------------

  Compensation:
     Operations                                   (2)        (2)        (2)

  Reimbursements:
     General and Administrative,
        Geological, and Engineering
        Expenses and Direct Expenses(3)         $36,960    $74,460   $74,460

1982-2 Program
--------------

  Compensation:
     Operations                                   (2)        (2)        (2)

  Reimbursements:
     General and Administrative,
        Geological, and Engineering
        Expenses and Direct Expenses(3)         $48,624    $58,440   $58,440

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


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Programs' operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and affiliates. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 2000:



                                                     1982-1 Program
                                                     --------------
                                                  Salary Reimbursement
                                           Three Years Ended December 31, 2000

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                      Annual Compensation                   Awards              Payouts
                                -------------------------------     -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary       Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)         ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------     -------     -------     ----------     --------     -------     -------

Dennis R. Neill,
President(1)            1998      -           -           -           -              -            -           -
                        1999      -           -           -           -              -            -           -
                        2000      -           -           -           -              -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1998    $44,065       -           -           -              -            -           -
                        1999    $45,480       -           -           -              -            -           -
                        2000    $21,936       -           -           -              -            -           -

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






                                                     1982-2 Program
                                                     --------------
                                                  Salary Reimbursement
                                           Three Years Ended December 31, 2000

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                      Annual Compensation                   Awards              Payouts
                                -------------------------------     -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary       Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)         ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------     -------     -------     ----------     --------     -------     -------

Dennis R. Neill,
President(1)            1998       -           -           -           -              -           -           -
                        1999       -           -           -           -              -           -           -
                        2000       -           -           -           -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1998    $34,585        -           -           -              -           -           -
                        1999    $35,695        -           -           -              -           -           -
                        2000    $28,858        -           -           -              -           -           -
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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Programs' Units as of March 1, 2001 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                         Number of Units
                                                          Beneficially
                                                         Owned (Percent
              Beneficial Owner                           of Outstanding)
      ---------------------------------                 -----------------

      1982-1 Program:
      --------------

        Samson Resources Company                          5,209     (52.1%)

        All directors, officers, and
           affiliates of Dyco as a group
           and Dyco (5 persons)                           5,209     (52.1%)

      1982-2 Program:
      --------------

        Samson Resources Company                          3,885     (48.6%)

        All directors, officers, and
           affiliates of Dyco as a group
           and Dyco (5 persons)                           3,885     (48.6%)


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

      Samson Resources Company, an affiliate of Dyco, currently owns approximately 52% of the 1982-1 Program's outstanding Units as of March 1, 2000. The Program Agreement permits Resources to independently vote its Units. Resources' majority Unit ownership will therefore likely determine the outcome of any matter submitted for a vote of the Limited Partners of the 1982-1 Program.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Financial Statements, Financial Statement Schedules, and Exhibits.

            (1) Financial Statements: The following financial statements for the Programs as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998 are filed as part of this report:

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


                  ------------------
                  *  Filed herewith.


      (b)   Reports on Form 8-K filed during the fourth quarter of 2000:

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

                                    DYCO OIL AND GAS PROGRAM 1982-1
                                    LIMITED PARTNERSHIP

                                    By: DYCO PETROLEUM CORPORATION
                                        General Partner

                                        March 28, 2001


                                    By:   /s/ Dennis R. Neill
                                        ------------------------------
                                        Dennis R. Neill
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   /s/ Dennis R. Neill        President and              March 28, 2001
      -------------------        Director (Principal
          Dennis R. Neill        Executive Officer)

      /s/ Patrick M. Hall        Chief Financial            March 28, 2001
      -------------------        Officer (Principal
          Patrick M. Hall        Financial and
                                 Accounting Officer)

      /s/ Judy K. Fox            Secretary                  March 28, 2001
      -------------------
          Judy K. Fox

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

                                    DYCO OIL AND GAS PROGRAM 1982-2
                                    LIMITED PARTNERSHIP

                                    By: DYCO PETROLEUM CORPORATION
                                        General Partner

                                        March 28, 2001

                                    By:   /s/ Dennis R. Neill
                                        ------------------------------
                                        Dennis R. Neill
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   /s/ Dennis R. Neill        President and              March 28, 2001
      -------------------        Director (Principal
          Dennis R. Neill        Executive Officer)

      /s/ Patrick M. Hall        Chief Financial            March 28, 2001
      -------------------        Officer (Principal
          Patrick M. Hall        Financial and
                                 Accounting Officer)

      /s/ Judy K. Fox            Secretary                  March 28, 2001
      -------------------
          Judy K. Fox

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


------------------
*  Filed herewith.