Form 10-Q
period 2001-03-31
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 2001-05-07
CIK 718943, 718944

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2001                            0-12261 (1982-1)
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
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2001             2000
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $154,033         $ 68,441
   Accrued oil and gas sales                       68,642           61,238
                                                 --------         --------
      Total current assets                       $222,675         $129,679

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            71,979           76,296

DEFERRED CHARGE                                    36,333           36,333
                                                 --------         --------
                                                 $330,987         $242,308
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  3,671         $  3,357
                                                 --------         --------
      Total current liabilities                  $  3,671         $  3,357

ACCRUED LIABILITY                                $ 11,231         $ 11,231

PARTNERS' CAPITAL:
   General Partner, 100 general
      partner units                              $  3,161         $  2,277
   Limited Partners, issued and
      outstanding, 10,000 Units                   312,924          225,443
                                                 --------         --------
      Total Partners' capital                    $316,085         $227,720
                                                 --------         --------
                                                 $330,987         $242,308
                                                 ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                            $135,716           $51,659
   Interest                                        1,204               290
                                                --------           -------
                                                $136,920           $51,949

COSTS AND EXPENSES:
   Oil and gas production                       $ 21,663           $15,181
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   4,701             4,513
   General and administrative
      (Note 2)                                    22,191            19,240
                                                --------           -------
                                                $ 48,555           $38,934
                                                --------           -------

NET INCOME                                      $ 88,365           $13,015
                                                ========           =======
GENERAL PARTNER (1%) - net income               $    884           $   130
                                                ========           =======
LIMITED PARTNERS (99%) - net income             $ 87,481           $12,885
                                                ========           =======
NET INCOME PER UNIT                             $   8.75           $  1.29
                                                ========           =======
UNITS OUTSTANDING                                 10,100            10,100
                                                ========           =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                    2001            2000
                                                  ---------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $ 88,365         $13,015
   Adjustments to reconcile net income
     to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   4,701           4,513
      (Increase) decrease in accrued oil
        and gas sales                            (   7,404)            733
      Increase (decrease) in accounts
        payable                                        314        (    443)
      Increase in payable to General
        Partner                                          -           2,000
                                                  --------         -------
   Net cash provided by operating
      activities                                  $ 85,976         $19,818
                                                  --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                          $    511         $   111
   Additions to oil and gas properties           (     895)              -
                                                  --------         -------
   Net cash provided (used) by investing
      activities                                 ($    384)        $   111
                                                  --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                  $      -         $     -
                                                  --------         -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $ 85,592         $19,929

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              68,441          23,930
                                                  --------         -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $154,033         $43,859
                                                  ========         =======




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                 March 31,     December 31,
                                                   2001            2000
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $223,761         $ 75,640
   Accrued oil and gas sales                      114,071           93,620
                                                 --------         --------
      Total current assets                       $337,832         $169,260

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           117,933          124,629

DEFERRED CHARGE                                    17,988           17,988
                                                 --------         --------
                                                 $473,753         $311,877
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,488         $  5,281
                                                 --------         --------
      Total current liabilities                  $  4,488         $  5,281

ACCRUED LIABILITY                                $ 97,327         $ 97,327

PARTNERS' CAPITAL:
   General Partner, 80 general
      partner units                              $  3,719         $  2,092
   Limited Partners, issued and
      outstanding, 8,000 Units                    368,219          207,177
                                                 --------         --------
      Total Partners' capital                    $371,938         $209,269
                                                 --------         --------
                                                 $473,753         $311,877
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                --------         --------

REVENUES:
   Oil and gas sales                            $220,621         $109,221
   Interest                                        1,582            1,600
                                                --------         --------
                                                $222,203         $110,821

COSTS AND EXPENSES:
   Oil and gas production                       $ 29,457         $ 24,629
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   6,065            7,353
   General and administrative
      (Note 2)                                    24,012           21,608
                                                --------         --------
                                                $ 59,534         $ 53,590
                                                --------         --------

NET INCOME                                      $162,669         $ 57,231
                                                ========         ========
GENERAL PARTNER (1%) - net income               $  1,627         $    572
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $161,042         $ 56,659
                                                ========         ========
NET INCOME PER UNIT                             $  20.13         $   7.08
                                                ========         ========
UNITS OUTSTANDING                                  8,080            8,080
                                                ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $162,669          $ 57,231
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 6,065             7,353
      Increase in accrued oil and
        gas sales                              (  20,451)        (   4,651)
      Decrease in accounts payable             (     793)        (   5,205)
      Increase in payable to General
        Partner                                        -             2,000
                                                --------          --------
   Net cash provided by operating
      activities                                $147,490          $ 56,728
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $    631          $      -
   Additions to oil and gas properties                 -         (     213)
                                                --------          --------
   Net cash provided (used) by
      investing activities                      $    631         ($    213)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                $      -          $      -
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $148,121          $ 56,515

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            75,640           102,242
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $223,761          $158,757
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2001, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001, results of operations for the three months ended March 31, 2001 and 2000, and changes in cash flows for the three months ended March 31, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2001 and 2000 the 1982-1 Program incurred such expenses totaling $22,191 and $19,240, respectively, of which $9,240 was paid each period to Dyco and its affiliates. During the three months ended March 31, 2001 and 2000 the 1982-2 Program incurred such expenses totaling $24,012 and $21,608, respectively, of which $12,156 was paid each period to Dyco and its affiliates.

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

      1982-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2001            2000
                                                 --------         -------
      Oil and gas sales                          $135,716         $51,659
      Oil and gas production expenses            $ 21,663         $15,181
      Barrels produced                                 16             141
      Mcf produced                                 20,147          21,668
      Average price/Bbl                          $  28.94         $ 27.44
      Average price/Mcf                          $   6.71         $  2.21

      As shown in the table above, total oil and gas sales increased $84,057 (162.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $91,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 125 barrels and 1,521 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to the sale of one well during 2000. Average oil and gas prices increased to $28.94 per barrel and $6.71 per Mcf, respectively, for the three months ended March 31, 2001 from $27.44 per barrel and $2.21 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,482 (42.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 16.0% for the three months ended March 31, 2001 from 29.4% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $188 (4.2%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in the average price of gas sold. This increase was partially offset by a decrease in depreciation, depletion, and amortization due to an increase in the gas price used in the valuation of reserves at March 31, 2001 as compared to March 31, 2000. As a percentage of oil and gas sales, this expense decreased to 3.5% for the three months ended March 31, 2001 from 8.7% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the gas price used in the valuation of reserves.

      General and administrative expenses increased $2,951 (15.3%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to increases in printing and postage expenses and reserve study fees. As a percentage of oil and gas sales, these expenses decreased to 16.4% for the three months ended March 31, 2001 from 37.2% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      1982-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $220,621        $109,221
      Oil and gas production expenses             $ 29,457        $ 24,629
      Barrels produced                                   -              38
      Mcf produced                                  32,885          48,048
      Average price/Bbl                           $      -        $  27.34
      Average price/Mcf                           $   6.71        $   2.25

      As shown in the table above, total oil and gas sales increased $111,400 (102.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $147,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $34,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 38 barrels and 15,163 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of one well in order to perform repairs during the three months ended March 31, 2001 and (ii) the receipt of a reduced percentage of sales during the three months ended March 31, 2001 on another well due to gas balancing. The average oil price was $27.34 per barrel for the three months ended March 31, 2000. Average gas prices increased to $6.71 per Mcf for the three months ended March 31, 2001 from $2.25 per Mcf for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,828 (19.6%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in production taxes associated with the increase in gas sales. This increase was partially offset by workover expenses incurred on one well during the three months ended March 31, 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 13.4% for the three months ended March 31, 2001 from 22.5% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,288 (17.5%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to an increase in the gas price used in the valuation of reserves at March 31, 2001 as compared to March 31, 2000. This decrease was partially offset by an increase in depreciation, depletion, and amortization due to an increase in the average price of gas sold. As a percentage of oil and gas sales, this expense decreased to 2.7% for the three months ended March 31, 2001 from 6.7% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the gas price used in the valuation of reserves.

      General and administrative expenses increased $2,404 (11.1%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to increases in printing and postage expenses and reserve study fees. As a percentage of oil and gas sales, these expenses decreased to 10.9% for the three months ended March 31, 2001 from 19.8% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

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


                              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 2001            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 2001            By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer