Form 10-Q
period 2001-06-30
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 2001-08-08
CIK 718943, 718944

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2001                             0-12261 (1982-1)
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
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2001             2000
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 22,947         $ 68,441
   Accrued oil and gas sales                       47,643           61,238
                                                 --------         --------
      Total current assets                       $ 70,590         $129,679

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            65,564           76,296

DEFERRED CHARGE                                    36,333           36,333
                                                 --------         --------
                                                 $172,487         $242,308
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  3,821         $  3,357
                                                 --------         --------
      Total current liabilities                  $  3,821         $  3,357

ACCRUED LIABILITY                                $ 11,231         $ 11,231

PARTNERS' CAPITAL:
   General Partner, 100 general
      partner units                              $  1,574         $  2,277
   Limited Partners, issued and
      outstanding, 10,000 Units                   155,861          225,443
                                                 --------         --------
      Total Partners' capital                    $157,435         $227,720
                                                 --------         --------
                                                 $172,487         $242,308
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                             $77,642           $68,837
   Interest                                        1,688               855
   Gain on sale of oil and gas
      properties                                       -            22,025
                                                 -------           -------
                                                 $79,330           $91,717

COSTS AND EXPENSES:
   Oil and gas production                        $17,523           $15,481
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   7,071             1,750
   General and administrative
      (Note 2)                                    11,386            11,196
                                                 -------           -------
                                                 $35,980           $28,427
                                                 -------           -------

NET INCOME                                       $43,350           $63,290
                                                 =======           =======
GENERAL PARTNER (1%) - net income                $   433           $   633
                                                 =======           =======
LIMITED PARTNERS (99%) - net income              $42,917           $62,657
                                                 =======           =======
NET INCOME PER UNIT                              $  4.29           $  6.26
                                                 =======           =======
UNITS OUTSTANDING                                 10,100            10,100
                                                 =======           =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                            $213,358          $120,496
   Interest                                        2,892             1,145
   Gain on sale of oil and gas
      properties                                       -            22,025
                                                --------          --------
                                                $216,250          $143,666

COSTS AND EXPENSES:
   Oil and gas production                       $ 39,186          $ 30,662
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  11,772             6,263
   General and administrative
      (Note 2)                                    33,577            30,436
                                                --------          --------
                                                $ 84,535          $ 67,361
                                                --------          --------

NET INCOME                                      $131,715          $ 76,305
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  1,317          $    763
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $130,398          $ 75,542
                                                ========          ========
NET INCOME PER UNIT                             $  13.04          $   7.55
                                                ========          ========
UNITS OUTSTANDING                                 10,100            10,100
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                    2001            2000
                                                 ----------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $131,715         $76,305
   Adjustments to reconcile net income
      to net cash provided by operating
       activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  11,772           6,263
      Gain on sale of oil and gas
        properties                                       -        ( 22,025)
      (Increase) decrease in accrued
        oil and gas sales                           13,595        ( 10,253)
      Decrease in deferred charge                        -           2,247
      Increase (decrease) in accounts
        payable                                        464        (  1,247)
                                                  --------         -------
   Net cash provided by operating
      activities                                  $157,546         $51,290
                                                  --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                          $    201         $23,553
   Additions to oil and gas
      properties                                 (   1,241)              -
                                                  --------         -------
   Net cash provided (used) by
      investing activities                       ($  1,040)        $23,553
                                                  --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($202,000)        $     -
                                                  --------         -------
   Net cash used by financing
      activities                                 ($202,000)        $     -
                                                  --------         -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              ($ 45,494)        $74,843

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              68,441          23,930
                                                  --------         -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $ 22,947         $98,773
                                                  ========         =======

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   2001            2000
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 91,829         $ 75,640
   Accrued oil and gas sales                       90,142           93,620
                                                 --------         --------
      Total current assets                       $181,971         $169,260

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           107,346          124,629

DEFERRED CHARGE                                    17,988           17,988
                                                 --------         --------
                                                 $307,305         $311,877
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,247         $  5,281
                                                 --------         --------
      Total current liabilities                  $  4,247         $  5,281

ACCRUED LIABILITY                                $ 97,327         $ 97,327

PARTNERS' CAPITAL:
   General Partner, 80 general
      partner units                              $  2,057         $  2,092
   Limited Partners, issued and
      outstanding, 8,000 Units                    203,674          207,177
                                                 --------         --------
      Total Partners' capital                    $205,731         $209,269
                                                 --------         --------
                                                 $307,305         $311,877
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                --------         --------

REVENUES:
   Oil and gas sales                            $162,614         $140,376
   Interest                                        2,628            2,303
                                                --------         --------
                                                $165,242         $142,679

COSTS AND EXPENSES:
   Oil and gas production                       $ 24,069         $ 30,125
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  10,541            2,631
   General and administrative
      (Note 2)                                    14,039           13,862
                                                --------         --------
                                                $ 48,649         $ 46,618
                                                --------         --------

NET INCOME                                      $116,593         $ 96,061
                                                ========         ========
GENERAL PARTNER (1%) - net income               $  1,166         $    961
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $115,427         $ 95,100
                                                ========         ========
NET INCOME PER UNIT                             $  14.43         $  11.89
                                                ========         ========
UNITS OUTSTANDING                                  8,080            8,080
                                                ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                --------         --------

REVENUES:
   Oil and gas sales                            $383,235         $249,597
   Interest                                        4,210            3,903
                                                --------         --------
                                                $387,445         $253,500

COSTS AND EXPENSES:
   Oil and gas production                       $ 53,526         $ 54,754
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  16,606            9,984
   General and administrative
      (Note 2)                                    38,051           35,470
                                                --------         --------
                                                $108,183         $100,208
                                                --------         --------

NET INCOME                                      $279,262         $153,292
                                                ========         ========
GENERAL PARTNER (1%) - net income               $  2,793         $  1,533
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $276,469         $151,759
                                                ========         ========
NET INCOME PER UNIT                             $  34.56         $  18.97
                                                ========         ========
UNITS OUTSTANDING                                  8,080            8,080
                                                ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $279,262          $153,292
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                16,606             9,984
      (Increase) decrease in accrued oil
        and gas sales                              3,478         (  31,344)
      Decrease in accounts payable             (   1,034)        (   5,570)
                                                --------          --------
   Net cash provided by operating
      activities                                $298,312          $126,362
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $    677          $    516
                                                --------          --------
   Net cash provided by investing
      activities                                $    677          $    516
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($282,800)        ($161,600)
                                                --------          --------
   Net cash used by financing
      activities                               ($282,800)        ($161,600)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 16,189         ($ 34,722)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            75,640           102,242
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 91,829          $ 67,520
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2001, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000, and changes in cash flows for the six months ended June 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2001 and 2000, the 1982-1 Program incurred such expenses totaling $11,386 and $11,196, respectively, of which $9,240 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2001 and 2000, the 1982-1 Program incurred such expenses totaling $33,577 and $30,436, respectively, of which $18,480 was paid each period to Dyco and its affiliates. During the three months ended June 30, 2001 and 2000, the 1982-2 Program incurred such expenses totaling $14,039 and $13,862, respectively, of which $12,156 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2001 and 2000, the 1982-2 Program incurred such expenses totaling $38,051 and $35,470, respectively, of which $24,312 was paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      1982-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2001             2000
                                                  -------           -------
      Oil and gas sales                           $77,642           $68,837
      Oil and gas production expenses             $17,523           $15,481
      Barrels produced                                 25                 7
      Mcf produced                                 18,170            24,634
      Average price/Bbl                           $ 26.36           $ 34.57
      Average price/Mcf                           $  4.24           $  2.78

      As shown in the table above, total oil and gas sales increased $8,805 (12.8%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $26,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $18,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 18 barrels, while volumes of gas sold decreased 6,464 Mcf for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 2000 and normal declines in production. Average oil prices decreased to $26.36 per barrel for the three months ended June 30, 2001 from $34.57 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.24 per Mcf for the three months ended June 30, 2001 from $2.78 per Mcf for the three months ended June 30, 2000.

      The 1982-1 Program sold one well during the three months ended June 30, 2000 for $23,334 representing approximately 2% of its total reserves. The proceeds from this sale would have reduced the net book value of the 1982-1 Program's oil and gas properties by 29%, significantly altering its capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 2% and a gain on sale of oil and gas properties of $22,025 was recognized. There were no similar sales during the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $2,042 (13.2%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to a negative prior period lease operating expense adjustment made by the operator on one well during the three months ended June 30, 2000 and an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses remained relatively constant at 22.6% for the three months ended June 30, 2001 and 22.5% for the three months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $5,321 (304.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 9.1% for the three months ended June 30, 2001 from 2.5% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $190 (1.7%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 14.7% for the three months ended June 30, 2001 from 16.3% for the three months ended June 30, 2000.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2001             2000
                                                  --------         --------
      Oil and gas sales                           $213,358         $120,496
      Oil and gas production expenses             $ 39,186         $ 30,662
      Barrels produced                                  41              148
      Mcf produced                                  38,317           46,302
      Average price/Bbl                           $  27.37         $  27.78
      Average price/Mcf                           $   5.54         $   2.51

      As shown in the table above, total oil and gas sales increased $92,862 (77.1%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $116,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $20,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 107 barrels and 7,985 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to the sale of one well during early 2000. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 2000 and (ii) normal declines in production. Average oil prices decreased to $27.37 per barrel for the six months ended June 30, 2001 from $27.78 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.54 per Mcf for the six months ended June 30, 2001 from $2.51 per Mcf for the six months ended June 30, 2000.

      The 1982-1 Program sold one well during the six months ended June 30, 2000 for $23,334 representing approximately 2% of its total reserves. The proceeds from this sale would have reduced the net book value of the 1982-1 Program's oil and gas properties by 29%, significantly altering its capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 2% and a gain on sale of oil and gas properties of $22,025 was recognized. There were no similar sales during the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,524 (27.8%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 18.4% for the six months ended June 30, 2001 from 25.4% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $5,509 (88.0%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) the increase in the average price of gas sold and
      (ii) a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 5.5% for the six months ended June 30, 2001 from 5.2% for the six months ended June 30, 2000.

      General and administrative expenses increased $3,141 (10.3%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to increases in printing and postage expenses and reserve study fees. As a percentage of oil and gas sales, these expenses decreased to 15.7% for the six months ended June 30, 2001 from 25.3% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      1982-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $162,614        $140,376
      Oil and gas production expenses             $ 24,069        $ 30,125
      Barrels produced                                  24              20
      Mcf produced                                  38,941          45,667
      Average price/Bbl                           $  30.08        $  33.95
      Average price/Mcf                           $   4.16        $   3.06

      As shown in the table above, total oil and gas sales increased $22,238 (15.8%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $43,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $21,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 4 barrels, while volumes of gas sold decreased 6,726 Mcf for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to
      (i) the shutting-in of one well in order to perform repairs during the three months ended June 30, 2001 and (ii) the receipt of an increased percentage of sales on two wells during the three months ended June 30, 2000 due to gas balancing. Average oil prices decreased to $30.08 per barrel for the three months ended June 30, 2001 from $33.95 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.16 per Mcf for the three months ended June 30, 2001 from $3.06 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,056 (20.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to workover expenses incurred on one well during the three months ended June 30, 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 14.8% for the three months ended June 30, 2001 from 21.5% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,910 (300.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 6.5% for the three months ended June 30, 2001 from 1.9% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $177 (1.3%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 8.6% for the three months ended June 30, 2001 from 9.9% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $383,235        $249,597
      Oil and gas production expenses             $ 53,526        $ 54,754
      Barrels produced                                  24              58
      Mcf produced                                  71,826          93,715
      Average price/Bbl                           $  30.08        $  29.62
      Average price/Mcf                           $   5.33        $   2.65

      As shown in the table above, total oil and gas sales increased $133,638 (53.5%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $193,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $58,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 34 barrels and 21,889 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of one well in order to perform repairs during the six months ended June 30, 2001,
      (ii) the receipt of a reduced percentage of sales on one well during the six months ended June 30, 2001 due to gas balancing, and (iii) the receipt of an increased percentage of sales on two other wells during the six months ended June 30, 2000 due to gas balancing. As of the date of this Quarterly Report, Management does not know whether the gas balancing adjustments will continue in the future, thereby continuing to affect volumes of gas produced for the 1982-2 Program. Average oil and gas prices increased to $30.08 per barrel and $5.33 per Mcf, respectively, for the six months ended June 30, 2001 from $29.62 per barrel and $2.65 per Mcf, respectively, for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $1,228 (2.2%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to workover expenses incurred on one well during the six months ended June 30, 2000 in order to improve the recovery of reserves. This decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 14.0% for the six months ended June 30, 2001 from 21.9% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $6,622 (66.3%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) the increase in the average price of gas sold and
      (ii) a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 4.3% for the six months ended June 30, 2001 from 4.0% for the six months ended June 30, 2000.

      General and administrative expenses increased $2,581 (7.3%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 9.9% for the six months ended June 30, 2001 from 14.2% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

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


                              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 8, 2001        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 8, 2001        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer