Form 10-Q
period 2001-09-30
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 2001-11-13
CIK 718943, 718944

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 2001                          0-12261 (1982-1)
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
                                   (Unaudited)

                                     ASSETS

                                               September 30,     December 31,
                                                    2001             2000
                                               ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 76,578         $ 68,441
   Accrued oil and gas sales                       30,105           61,238
                                                 --------         --------
      Total current assets                       $106,683         $129,679

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            53,308           76,296

DEFERRED CHARGE                                    28,049           36,333
                                                 --------         --------
                                                 $188,040         $242,308
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,026         $  3,357
                                                 --------         --------
      Total current liabilities                  $  4,026         $  3,357

ACCRUED LIABILITY                                $ 11,231         $ 11,231

PARTNERS' CAPITAL:
   General Partner, 100 general
      partner units                              $  1,728         $  2,277
   Limited Partners, issued and
      outstanding, 10,000 Units                   171,055          225,443
                                                 --------         --------
      Total Partners' capital                    $172,783         $227,720
                                                 --------         --------
                                                 $188,040         $242,308
                                                 ========         ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                             $65,270           $90,259
   Interest                                          314             1,629
                                                 -------           -------
                                                 $65,584           $91,888

COSTS AND EXPENSES:
   Oil and gas production                        $24,133           $17,224
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  12,536             4,113
   General and administrative
      (Note 2)                                    13,567            14,623
                                                 -------           -------
                                                 $50,236           $35,960
                                                 -------           -------

NET INCOME                                       $15,348           $55,928
                                                 =======           =======
GENERAL PARTNER (1%) - net income                $   154           $   559
                                                 =======           =======
LIMITED PARTNERS (99%) - net income              $15,194           $55,369
                                                 =======           =======
NET INCOME PER UNIT                              $  1.52           $  5.54
                                                 =======           =======
UNITS OUTSTANDING                                 10,100            10,100
                                                 =======           =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                            $278,628          $210,755
   Interest                                        3,206             2,774
   Gain on sale of oil and gas
      properties                                       -            22,025
                                                --------          --------
                                                $281,834          $235,554

COSTS AND EXPENSES:
   Oil and gas production                       $ 63,319          $ 47,886
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  24,308            10,376
   General and administrative
      (Note 2)                                    47,144            45,059
                                                --------          --------
                                                $134,771          $103,321
                                                --------          --------

NET INCOME                                      $147,063          $132,233
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  1,471          $  1,322
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $145,592          $130,911
                                                ========          ========
NET INCOME PER UNIT                             $  14.56          $  13.09
                                                ========          ========
UNITS OUTSTANDING                                 10,100            10,100
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                    2001            2000
                                                 ----------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $147,063        $132,233
   Adjustments to reconcile net income
      to net cash provided by operating
       activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  24,308          10,376
      Gain on sale of oil and gas
        properties                                       -       (  22,025)
      (Increase) decrease in accrued
        oil and gas sales                           31,133       (  19,020)
      Decrease in deferred charge                    8,284           3,196
      Increase (decrease) in accounts
        payable                                        669       (   1,296)
                                                  --------        --------
   Net cash provided by operating
      activities                                  $211,457        $103,464
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                          $    201        $ 23,553
   Additions to oil and gas
      properties                                 (   1,521)              -
                                                  --------        --------
   Net cash provided (used) by
      investing activities                       ($  1,320)       $ 23,553
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($202,000)       $      -
                                                  --------        --------
   Net cash used by financing
      activities                                 ($202,000)       $      -
                                                  --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $  8,137        $127,017

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              68,441          23,930
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $ 76,578        $150,947
                                                  ========        ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               September 30,     December 31,
                                                    2001             2000
                                               -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $163,367         $ 75,640
   Accrued oil and gas sales                       57,820           93,620
                                                 --------         --------
      Total current assets                       $221,187         $169,260

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            91,507          124,629

DEFERRED CHARGE                                    17,988           17,988
                                                 --------         --------
                                                 $330,682         $311,877
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,290         $  5,281
                                                 --------         --------
      Total current liabilities                  $  4,290         $  5,281

ACCRUED LIABILITY                                $ 97,327         $ 97,327

PARTNERS' CAPITAL:
   General Partner, 80 general
      partner units                              $  2,290         $  2,092
   Limited Partners, issued and
      outstanding, 8,000 Units                    226,775          207,177
                                                 --------         --------
      Total Partners' capital                    $229,065         $209,269
                                                 --------         --------
                                                 $330,682         $311,877
                                                 ========         ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                --------         --------

REVENUES:
   Oil and gas sales                            $100,403         $198,146
   Interest                                          990            1,530
                                                --------         --------
                                                $101,393         $199,676

COSTS AND EXPENSES:
   Oil and gas production                       $ 46,537         $ 26,315
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  15,839            8,541
   General and administrative
      (Note 2)                                    15,683           15,962
                                                --------         --------
                                                $ 78,059         $ 50,818
                                                --------         --------

NET INCOME                                      $ 23,334         $148,858
                                                ========         ========
GENERAL PARTNER (1%) - net income               $    233         $  1,488
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $ 23,101         $147,370
                                                ========         ========
NET INCOME PER UNIT                             $   2.89         $  18.42
                                                ========         ========
UNITS OUTSTANDING                                  8,080            8,080
                                                ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                --------         --------

REVENUES:
   Oil and gas sales                            $483,638         $447,743
   Interest                                        5,200            5,433
                                                --------         --------
                                                $488,838         $453,176

COSTS AND EXPENSES:
   Oil and gas production                       $100,063         $ 81,069
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  32,445           18,525
   General and administrative
      (Note 2)                                    53,734           51,432
                                                --------         --------
                                                $186,242         $151,026
                                                --------         --------

NET INCOME                                      $302,596         $302,150
                                                ========         ========
GENERAL PARTNER (1%) - net income               $  3,026         $  3,021
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $299,570         $299,129
                                                ========         ========
NET INCOME PER UNIT                             $  37.45         $  37.39
                                                ========         ========
UNITS OUTSTANDING                                  8,080            8,080
                                                ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                    2001            2000
                                                  ---------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $302,596        $302,150
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  32,445          18,525
      (Increase) decrease in accrued oil
        and gas sales                               35,800       (  51,037)
      Decrease in accounts payable               (     991)      (   5,971)
                                                  --------        --------
   Net cash provided by operating
      activities                                  $369,850        $263,667
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                              $    677        $    516
   Additions to oil and gas properties                   -       (  14,344)
                                                  --------        --------
   Net cash provided (used) by investing
      activities                                  $    677       ($ 13,828)
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($282,800)      ($161,600)
                                                  --------        --------
   Net cash used by financing
      activities                                 ($282,800)      ($161,600)
                                                  --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $ 87,727        $ 88,239

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              75,640         102,242
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $163,367        $190,481
                                                  ========        ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2001, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2001, results of operations for the three and nine months ended September 30, 2001 and 2000, and changes in cash flows for the nine months ended September 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2001 and 2000, the 1982-1 Program incurred such expenses totaling $13,567 and $14,623, respectively, of which $9,240 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 2001 and 2000, the 1982-1 Program incurred such expenses totaling $47,144 and $45,059, respectively, of which $27,720 was paid each period to Dyco and its affiliates. During the three months ended September 30, 2001 and 2000, the 1982-2 Program incurred such expenses totaling $15,683 and $15,962, respectively, of which $12,156 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 2001 and 2000, the 1982-2 Program incurred such expenses totaling $53,734 and $51,432, respectively, of which $36,468 was paid each period to Dyco and its affiliates.

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

      The 1982-1 Program's Statement of Cash Flows for the nine months ended September 30, 2000 includes proceeds from the sale of oil and gas properties during the second quarter of 2000. These proceeds were included in cash distributions for the Program paid in December 2000.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last several months, however, spot gas prices have substantially declined. A weakening economy and recent terrorist activities may result in additional downward pricing pressures. It is not possible to accurately predict future pricing direction.

      1982-1 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                              Three Months Ended September 30,
                                              -------------------------------
                                                    2001             2000
                                                  -------           -------
      Oil and gas sales                           $65,270           $90,259
      Oil and gas production expenses             $24,133           $17,224
      Barrels produced                                  3                86
      Mcf produced                                 27,805            23,339
      Average price/Bbl                           $ 22.67           $ 24.80
      Average price/Mcf                           $  2.35           $  3.78

      As shown in the table above, total oil and gas sales decreased $24,989 (27.7%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $40,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by an increase of approximately $17,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 83 barrels, while volumes of gas sold increased 4,466 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operator on two wells during the three months ended September 30, 2000 and
      (ii) normal declines in production. The increase in volumes of gas sold was primarily due to a positive prior period gas balancing adjustment on one well during the three months ended September 30, 2001. Average oil and gas prices decreased to $22.67 per barrel and $2.35 per Mcf, respectively, for the three months ended September 30, 2001 from $24.80 per barrel and $3.78 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,909 (40.1%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to a positive prior period lease operating expense adjustment made by the purchaser on one well during the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 37.0% for the three months ended September 30, 2001 from 19.1% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses and the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,423 (204.8%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000. As a percentage of oil and gas sales, this expense increased to 19.2% for the three months ended September 30, 2001 from 4.6% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $1,056 (7.2%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 20.8% for the three months ended September 30, 2001 from 16.2% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                               Nine Months Ended September 30,
                                               ------------------------------
                                                    2001             2000
                                                  --------         --------
      Oil and gas sales                           $278,628         $210,755
      Oil and gas production expenses             $ 63,319         $ 47,886
      Barrels produced                                  44              234
      Mcf produced                                  66,122           69,641
      Average price/Bbl                           $  27.05         $  26.68
      Average price/Mcf                           $   4.20         $   2.94

      As shown in the table above, total oil and gas sales increased $67,873 (32.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $83,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $10,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 190 barrels and 3,519 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to the sale of one well during early 2000. Average oil and gas prices increased to $27.05 per barrel and $4.20 per Mcf, respectively, for the nine months ended September 30, 2001 from $26.68 per barrel and $2.94 per Mcf, respectively, for the nine months ended September 30, 2000.

      The 1982-1 Program sold one well during the nine months ended September 30, 2000 for $23,334 representing approximately 2% of its total reserves. The proceeds from this sale would have reduced the net book value of the 1982-1 Program's oil and gas properties by 29%, significantly altering its capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 2% and a gain on sale of oil and gas properties of $22,025 was recognized. There were no similar sales during the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $15,433 (32.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to a positive prior period lease operating expense adjustment made by the purchaser on one well during the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses remained constant at 22.7% for the nine months ended September 30, 2001 and 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $13,932 (134.3%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000 and (ii) the increases in the average prices of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 8.7% for the nine months ended September 30, 2001 from 4.9% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $2,085 (4.6%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 16.9% for the nine months ended September 30, 2001 from 21.4% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      1982-2 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                              Three Months Ended September 30,
                                              -------------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $100,403        $198,146
      Oil and gas production expenses             $ 46,537        $ 26,315
      Barrels produced                                   -              24
      Mcf produced                                  38,756          51,016
      Average price/Bbl                           $      -        $  29.96
      Average price/Mcf                           $   2.59        $   3.87

      As shown in the table above, total oil and gas sales decreased $97,743 (49.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $50,000 was related to a decrease in the average price of gas sold and approximately $47,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 24 barrels and 12,260 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two wells in order to perform a workover during the three months ended September 30, 2001. The average oil price was $29.96 per barrel for the three months ended September 30, 2000. Average gas prices decreased to $2.59 per Mcf for the three months ended September 30, 2001 from $3.87 per Mcf for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $20,222 (76.8%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to workover expenses incurred on two wells during the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 46.4% for the three months ended September 30, 2001 from 13.3% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses and the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,298 (85.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000. As a percentage of oil and gas sales, this expense increased to 15.8% for the three months ended September 30, 2001 from 4.3% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization and the decrease in the average price of gas sold.

      General and administrative expenses decreased $279 (1.7%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 15.6% for the three months ended September 30, 2001 from 8.1% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                               Nine Months Ended September 30,
                                               ------------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $483,638        $447,743
      Oil and gas production expenses             $100,063        $ 81,069
      Barrels produced                                  24              82
      Mcf produced                                 110,582         144,731
      Average price/Bbl                           $  30.08        $  29.72
      Average price/Mcf                           $   4.37        $   3.08

      As shown in the table above, total oil and gas sales increased $35,895 (8.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $143,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $105,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 58 barrels and 34,149 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of one well in order to perform repairs during the nine months ended September 30, 2001 and
      (iii) the shutting-in of two wells in order to perform a workover during the nine months ended September 30, 2001. Average oil and gas prices increased to $30.08 per barrel and $4.37 per Mcf, respectively, for the nine months ended September 30, 2001 from $29.72 per barrel and $3.08 per Mcf, respectively, for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $18,994 (23.4%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to workover expenses incurred on two wells during the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 20.7% for the nine months ended September 30, 2001 from 18.1% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $13,920 (75.1%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000 and (ii) the increases in the average prices of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 6.7% for the nine months ended September 30, 2001 from 4.1% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $2,302 (4.5%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 11.1% for the nine months ended September 30, 2001 from 11.5% for the nine months ended September 30, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

         The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         On November 1, 2001 Craig D. Loseke was named Chief Financial Officer of Dyco.


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


                              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 13, 2001            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 13, 2001            By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer