Form 10-K405
period 2001-12-31
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 2002-03-25
CIK 718943, 718944

FORM 10-K405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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


                               TABLE OF CONTENTS


PART I.......................................................................3
      ITEM 1.     BUSINESS...................................................3
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................12
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......13
PART II.....................................................................13
      ITEM 5.     MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS
                  AND RELATED LIMITED PARTNER MATTERS.......................13
      ITEM 6.     SELECTED FINANCIAL DATA...................................14
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................17
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................24
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............25
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................53
PART III....................................................................53
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........53
      ITEM 11.    EXECUTIVE COMPENSATION....................................54
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................59
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............59
PART IV.....................................................................61
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K..................................................61

      SIGNATURES............................................................63

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Programs. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2001, Samson owned interests in approximately 14,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2001, Samson operated approximately 3,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and Samson. As of February 15, 2002 Samson employed approximately 1,000 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 87.3% of the 1982-1 Program's oil and gas sales during the year ended December 31, 2001. With respect to the 1982-2 Program, purchases of gas by El Paso accounted for approximately 99.6% of its oil and gas sales during the year ended December 31, 2001. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

      The Programs' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Programs. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


      Competition and Marketing

      The Programs' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Programs' profitability) depend on a number of factors which are beyond the control of the Partnerships. These factors include worldwide political instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas production decreased from approximately $9.23 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Programs' oil production decreased from approximately $23.75 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      Insurance Coverage

      The Programs are subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Programs maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Programs, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. In particular, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Programs' financial condition and results of operations.


ITEM 2.   PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 2001.

                              Well Statistics(1)
                            As of December 31, 2001

                                                1982-1         1982-2
                                                Program        Program
                                                -------        -------
            Gross productive wells(2):
               Oil                                  -              -
               Gas                                 17             18
                                                   --             --
                  Total                            17             18

            Net productive wells(3):
               Oil                                  -              -
               Gas                               1.86           1.82
                                                 ----           ----
                  Total                          1.86           1.82

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


      Drilling Activities

      The Programs did not participate in any drilling activities during the years ended December 31, 2001.


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.


                              Net Production Data

                                               Year Ended December 31,
                                         ------------------------------------
                                           2001         2000           1999
                                         --------     --------       --------
1982-1 Program:
--------------

   Production:
      Oil (Bbls)(1)                            66          263            514
      Gas (Mcf)(2)                        100,366      124,467         81,905

   Oil and gas sales:
      Oil                                $  1,684     $  7,148       $  9,735
      Gas                                 347,670      358,224        161,437
                                          -------      -------        -------
         Total                           $349,354     $365,372       $171,172
                                          =======      =======        =======
   Total direct operating expenses(3)    $ 99,348     $ 90,680       $ 76,957
                                          =======      =======        =======

   Direct operating expenses as a
      percentage of oil and gas
      sales                                 28.4%        24.8%          45.0%

   Average sales price:
      Per barrel of oil                    $25.52       $27.18         $18.94
      Per Mcf of gas                         3.46         2.88           1.97

   Direct operating expenses per
      equivalent Mcf of gas(4)             $  .99       $  .72         $  .91

                                               Year Ended December 31,
                                         ------------------------------------
                                           2001         2000           1999
                                         --------     --------       --------
1982-2 Program:
--------------

   Production:
      Oil (Bbls)(1)                            36           78             38
      Gas (Mcf)(2)                        119,977      179,281        163,119

   Oil and gas sales:
      Oil                                $  1,030     $  2,309       $    732
      Gas                                 506,285      624,798        332,782
                                          -------      -------        -------
         Total                           $507,315     $627,107       $333,514
                                          =======      =======        =======
   Total direct operating expenses(3)    $123,988     $ 88,398       $112,675
                                          =======      =======        =======

   Direct operating expenses as a
      percentage of oil and gas
      sales                                 24.4%        14.1%          33.8%

   Average sales price:
      Per barrel of oil                    $28.61       $29.60         $19.26
      Per Mcf of gas                         4.22         3.49           2.04

   Direct operating expenses per
      equivalent Mcf of gas(4)             $ 1.03       $  .49         $  .69

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

      Proved Reserves and Net Present Value

      The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 2001. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 2001. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2001 were substantially lower than the very high prices in effect on December 31, 2000. This decrease in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2001 to be significantly lower than what such estimates and values would have been if oil and gas prices remained unchanged from December 31, 2000 to December 31, 2001. The prices used in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2001. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 2001 will actually be realized for such production.

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


                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves

                          As of December 31, 2001(1)

                                1982-1 Program:
                                --------------

         Estimated proved reserves:
            Gas (Mcf)                                       693,943
            Oil and liquids (Bbls)                              507

         Net present value
            (discounted at 10% per annum)                 $ 648,978

                                1982-2 Program:
                                --------------

         Estimated proved reserves:
            Gas (Mcf)                                       848,484
            Oil and liquids (Bbls)                              471

         Net present value
            (discounted at 10% per annum)                 $ 631,180


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


      Significant Properties

                                1982-1 Program
                                --------------

      As of December 31, 2001, the 1982-1 Program's properties consist of 17 gross (1.86 net) productive wells. The 1982-1 Program also owns a non-working interest in an additional 3 wells. Affiliates of the 1982-1 Program operate 12 (60%) of its total wells. All of the 1982-1 Program's properties are located onshore in the continental United States. Substantially all of the 1982-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

      As of December 31, 2001, the 1982-1 Program's properties in the Anadarko Basin consist of 16 gross (1.35 net) productive wells. The 1982-1 Program also owns a non-working interest in an additional 3 wells in the Anadarko Basin. Affiliates of the 1982-1 Program operate 11 (58%) of its total Anadarko Basin wells. As of December 31, 2001, the 1982-1 Program had estimated total proved reserves in the Anadarko Basin of approximately 600,885 Mcf of gas and approximately 507 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $594,478.


                                1982-2 Program
                                --------------

      As of December 31, 2001, the 1982-2 Program's properties consist of 18 gross (1.82 net) productive wells. The 1982-2 Program also owns a non-working interest in an additional 5 wells. Affiliates of the 1982-2 Program operate 10 (43%) of its total wells. All of the 1982-2 Program's reserves are located in the Anadarko Basin.


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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the limited partners of either Program during 2001.





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


                                1982-1 PROGRAM
                                --------------

                                       Repurchase           Cash
                                          Price         Distributions
                                       ----------       -------------

            2000:
               First Quarter               $59               $ -
               Second Quarter               59                 -
               Third Quarter                75                 -
               Fourth Quarter               75                20

            2001:
               First Quarter               $55               $ -
               Second Quarter               55                20
               Third Quarter                79                 -
               Fourth Quarter               79                 -

            2002:
               First Quarter               $79               $ -

                                1982-2 PROGRAM
                                --------------

                                       Repurchase           Cash
                                          Price         Distributions
                                       ----------       -------------

            2000:
               First Quarter               $ 82              $ -
               Second Quarter                82               20
               Third Quarter                 97                -
               Fourth Quarter                97               35

            2001:
               First Quarter               $ 62              $ -
               Second Quarter                62               35
               Third Quarter                104                -
               Fourth Quarter               104                -

            2002:
               First Quarter               $104              $ -

      As of March 1, 2002 the 1982-1 Program has 10,000 Units outstanding and approximately 2,600 Limited Partners of record. The 1982-2 Program has 8,000 Units outstanding and approximately 2,050 Limited Partners of record.


ITEM 6.     SELECTED FINANCIAL DATA

      Selected Financial Data

      The following table presents selected financial data for the Programs. This data should be read in conjunction with the financial statements of the Programs, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."




                                               1982-1 Program
                                               --------------
                                                                    December 31,
                                          -------------------------------------------------------------
                                            2001          2000          1999         1998        1997
                                          --------      --------      --------     --------    --------
Summary of Operations:
   Oil and gas sales                      $349,354      $365,372      $171,172     $189,639    $322,902
   Total revenues                          352,999       393,018       174,880      195,910     329,262

   Lease operating
      expenses                              77,198        69,359        65,227      103,308      80,881
   Production taxes                         22,150        21,321        11,730       14,244      23,534
   General and administrative
      expenses                              57,707        56,288        99,101       99,817     109,234
   Depreciation, depletion,
      and amortization of oil
      and gas properties                    23,260         7,289        18,171       21,999      35,611

   Net income (loss)                       172,684       238,761     (  19,349)    ( 43,458)     80,002
      per Unit                               17.10         23.64     (    1.92)    (   4.30)       7.92
   Cash distributions                      202,000       202,000          -            -        202,000
      per Unit                                  20            20          -            -             20

Summary Balance Sheet Data:
   Total assets                            219,210       242,308       208,291      276,584     319,181
   Partners' capital                       198,404       227,720       190,959      210,308     253,766






                                               1982-2 Program
                                               --------------

                                                                   December 31,
                                          -------------------------------------------------------------
                                            2001          2000         1999         1998         1997
                                          --------      --------     --------     --------     --------
Summary of Operations:
   Oil and gas sales                      $507,315      $627,107     $333,514     $383,033     $724,753
   Total revenues                          513,248       635,817      338,989      451,775      733,617

   Lease operating
      expenses                              87,023        46,324       88,791       91,116       93,272
   Production taxes                         36,965        42,074       23,884       27,045       48,699
   General and administrative
      expenses                              67,093        65,404       78,343       78,639       86,233
   Depreciation, depletion,
      and amortization of oil
      and gas properties                    30,202        10,009       27,356       36,357       74,318

   Net income                              291,965       472,006      120,615      218,618      431,095
      per Unit                               36.13         58.42        14.93        27.06        53.35
   Cash distributions                      282,800       444,400      161,600      444,400      484,800
      per Unit                                  35            55           20           55           60

Summary Balance Sheet Data:
   Total assets                            333,761       311,877      322,726      335,773      545,239
   Partners' capital                       218,434       209,269      181,663      222,648      448,430



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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Programs' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Programs' profitability) depend on a number of factors which are beyond the
control  of  the  Partnerships.   These  factors  include  worldwide   political
instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas production decreased from approximately $9.23 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Programs' oil production decreased from approximately $23.75 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

                             Results of Operations

                                1982-1 Program
                                --------------

                   Year Ended December 31, 2001 Compared to
                         Year Ended December 31, 2000
                   ----------------------------------------

      Total oil and gas sales decreased $16,018 (4.4%) in 2001 as compared to 2000. Of this decrease, approximately $5,000 and $70,000, respectively, were related to decreases in volumes of oil and gas sold, which decreases were partially offset by an increase of approximately $59,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 197 barrels and 24,101 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of oil sold was primarily due to the sale of one well during 2000. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment on one well during 2000. This decrease was partially offset by a positive prior period gas balancing adjustment on another well during 2001. Average oil prices decreased to $25.52 per barrel in 2001 from $27.18 per barrel in 2000. Average gas prices increased to $3.46 per Mcf in 2001 from $2.88 per Mcf in 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,668 (9.6%) in 2001 as compared to 2000. This increase was primarily due to compression expenses incurred on one well during 2001. As a percentage of oil and gas sales, these expenses increased to 28.4% in 2001 from 24.8% in 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $15,971 (219.1%) in 2001 as compared to 2000. This increase was primarily due to decreases in the oil and gas prices used in the valuation of reserves at December 31, 2001 as compared to December 31, 2000. As a percentage of oil and gas sales, this expense increased to 6.7% in 2001 from 2.0% in 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,419 (2.5%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 16.5% in 2001 from 15.4% in 2000.


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

                                1982-2 Program
                                --------------

                   Year Ended December 31, 2001 Compared to
                         Year Ended December 31, 2000
                   ----------------------------------------

      Total oil and gas sales decreased $119,792 (19.1%) in 2001 as compared to 2000. Of this decrease, approximately $207,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $88,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 42 barrels and 59,304 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of one well during 2001 in order to perform repairs and maintenance, (ii) the shutting-in of two other wells during 2001 in order to perform workovers on those wells, and (iii) normal declines in production. These decreases were partially offset by a negative gas balancing adjustment made by the operator on one well during 2000. Average oil prices decreased to $28.61 per barrel in 2001 from $29.60 per barrel in 2000. Average gas prices increased to $4.22 per Mcf in 2001 from $3.49 per Mcf in 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $35,590 (40.3%) in 2001 as compared to 2000. This increase was primarily due to workover expenses incurred on two wells during 2001. This increase was partially offset by (i) a decrease in workover expenses incurred on one well during 2001 as compared to 2000 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 24.4% in 2001 from 14.1% in 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $20,193 (201.7%) in 2001 as compared to 2000. This increase was primarily due to (i) decreases in the oil and gas prices used in the valuation of reserves at December 31, 2001 as compared to December 31, 2000 and (ii) downward revisions in the estimates of remaining oil and gas reserves at December 31, 2001. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 6.0% in 2001 from 1.6% in 2000. This percentage increase was
primarily  due  to  the  dollar  increase  in   depreciation,   depletion,   and
amortization.

      General and administrative expenses increased $1,689 (2.6%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 13.2% in 2001 from 10.4% in 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

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

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2001 production levels for future years, the 1982-1 Program's proved oil and gas reserve quantities at December 31, 2001 would have remaining lives of approximately 7.7 and 6.9 years, respectively, and the 1982-2 Program's proved oil and gas reserves at December 31, 2001 would have remaining lives of approximately 13.1 and 7.1 years, respectively. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2001 may cause a decrease in the estimated life of said reserves.

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

      The 1982-1 Program's Statements of Cash Flows for the years ended December 31, 2001 and 2000 include proceeds from the sale of oil and gas properties. These proceeds were included in the 1982-1 Program's first cash distribution following receipt of the proceeds. It is possible that the 1982-1 Program's future repurchase values and the amount or likelihood of future cash distributions could be reduced as a result of the disposition of these properties.

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


      New Accounting Pronouncements

      Below is a brief description of a Financial Accounting Standard ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Programs' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Programs). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Programs' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Programs' financial condition or results of operations.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Programs in 2001. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."



ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Programs do not hold any market risk sensitive instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1982-1 Limited Partnership, a Minnesota limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.










                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 21, 2002

                           DYCO OIL AND GAS PROGRAM
                          1982-1 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2001 and 2000

                                    ASSETS
                                    ------
                                                     2001           2000
                                                   --------       --------
CURRENT ASSETS:
   Cash and cash equivalents                       $109,982       $ 68,441
   Accrued oil and gas sales                         24,679         61,238
                                                    -------        -------
      Total current assets                         $134,661       $129,679

NET OIL AND GAS PROPERTIES,
   utilizing the full cost method                    63,005         76,296

DEFERRED CHARGE                                      21,544         36,333
                                                    -------        -------

                                                   $219,210       $242,308
                                                    =======        =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                $  7,290       $  3,357
                                                    -------        -------
      Total current liabilities                    $  7,290       $  3,357

ACCRUED LIABILITY                                  $ 13,516       $ 11,231

PARTNERS CAPITAL:
   General Partner, 100 general
      partner units                                $  1,984       $  2,277
   Limited Partners, issued and
      outstanding, 10,000 Units                     196,420        225,443
                                                    -------        -------
      Total Partners' Capital                      $198,404       $227,720
                                                    -------        -------

                                                   $219,210       $242,308
                                                    =======        =======



                     The accompanying notes are an integral
                       part of these financial statements.

                                 DYCO OIL AND GAS PROGRAM
                                1982-1 LIMITED PARTNERSHIP
                                 Statements of Operations
                   For the Years Ended December 31, 2001, 2000, and 1999


                                            2001          2000         1999
                                          --------     ----------   ----------

REVENUES:
   Oil and gas sales                      $349,354      $365,372     $171,172
   Interest                                  3,645         5,621        3,708
   Gain on sale of oil and
      gas properties                           -          22,025         -
                                           -------       -------      -------

                                          $352,999      $393,018     $174,880

COSTS AND EXPENSES:
   Lease operating                        $ 77,198      $ 69,359     $ 65,227
   Production taxes                         22,150        21,321       11,730
   Depreciation, depletion, and
      amortization of oil and
      gas properties                        23,260         7,289       18,171
   General and administrative               57,707        56,288       99,101
                                           -------       -------      -------

                                          $180,315      $154,257     $194,229
                                           -------       -------      -------

NET INCOME (LOSS)                         $172,684      $238,761    ($ 19,349)
                                           =======       =======      =======

GENERAL PARTNER (1%) -
   NET INCOME (LOSS)                      $  1,727      $  2,388    ($    193)
                                           =======       =======      =======

LIMITED PARTNERS (99%) -
   NET INCOME (LOSS)                      $170,957      $236,373    ($ 19,156)
                                           =======       =======      =======

NET INCOME (LOSS) per Unit                $  17.10      $  23.64    ($   1.92)
                                           =======       =======      =======

UNITS OUTSTANDING                           10,100        10,100       10,100
                                           =======       =======      =======



                     The accompanying notes are an integral
                       part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1982-1 LIMITED PARTNERSHIP
                  Statements of Changes in Partners' Capital
             For the Years Ended December 31, 2001, 2000, and 1999


                                     General        Limited
                                     Partner        Partners         Total
                                    --------       ----------     ----------

Balances at Dec. 31, 1998            $2,102         $208,206       $210,308
   Net loss                         (   193)       (  19,156)     (  19,349)
                                      -----          -------        -------

Balances at Dec. 31, 1999            $1,909         $189,050       $190,959
   Cash distributions               ( 2,020)       ( 199,980)     ( 202,000)
   Net income                         2,388          236,373        238,761
                                      -----          -------        -------

Balances at Dec. 31, 2000            $2,277         $225,443       $227,720
   Cash distributions               ( 2,020)       ( 199,980)     ( 202,000)
   Net income                         1,727          170,957        172,684
                                      -----          -------        -------

Balances at Dec. 31, 2001            $1,984         $196,420       $198,404
                                      =====          =======        =======



                     The accompanying notes are an integral
                       part of these financial statements.

                                 DYCO OIL AND GAS PROGRAM
                                1982-1 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2001, 2000, and 1999

                                                     2001           2000         1999
                                                  ----------     ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $172,684       $238,761    ($ 19,349)
   Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
      Depreciation, depletion, and amorti-
        zation of oil and gas properties             23,260          7,289       18,171
      Gain on sale of oil and gas
        properties                                      -        (  22,025)        -
      (Increase) decrease in accrued
        oil and gas sales                            36,559      (  27,678)   (   9,482)
      Decrease in deferred charge                    14,789         29,354       11,264
      Increase (decrease)in
        accounts payable                              3,933      (   1,205)   (     189)
      Decrease in gas imbalance
         payable                                        -             -       (   4,286)
      Increase (decrease) in accrued
        liability                                     2,285      (   1,539)   (  44,469)
                                                    -------        -------      -------
   Net cash provided (used) by operating
      activities                                   $253,510       $222,957    ($ 48,340)
                                                    -------        -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                               $    223       $ 23,554     $   -
   Additions to oil and gas properties            (  10,192)          -       (  35,877)
                                                    -------        -------      -------
   Net cash provided (used) by investing
      activities                                  ($  9,969)      $ 23,554    ($ 35,877)
                                                    -------        -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($202,000)     ($202,000)    $   -
                                                    -------        -------      -------
   Net cash used by financing
      activities                                  ($202,000)     ($202,000)    $   -
                                                    -------        -------      -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                $ 41,541       $ 44,511    ($ 84,217)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                         68,441         23,930      108,147
                                                    -------        -------      -------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                          $109,982       $ 68,441     $ 23,930
                                                    =======        =======      =======


                     The accompanying notes are an integral
                       part of these financial statements.

              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 2001, 2000, and 1999


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1982-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on June 14, 1982. Dyco Petroleum Corporation ("Dyco") is the general partner of the Program. Affiliates of Dyco owned 5,286 (52.9%) of the Program's Units at December 31, 2001.

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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2001, 2000, and 1999 were $0.23, $0.06, and
      $0.21, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 2001 and 2000 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average production costs per Mcf during the period the underproduction occurred. At December 31, 2001, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 43,593 Mcf, resulting in prepaid lease operating expenses of $21,544. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 73,519 Mcf, resulting in prepaid lease operating expenses of $36,333.


      Accrued Liability

            The Accrued Liability at December 31, 2001 and 2000 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average production costs per Mcf during the period the overproduction occurred. At December 31, 2001, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 27,443 Mcf, resulting in accrued lease operating expenses of $13,516. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 22,726 Mcf, resulting in accrued lease operating expenses of $11,231.

      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 2001 and 2000, no such liability was recorded.


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


      New Accounting Pronouncements

            Below is a brief description of a Financial Accounting Standard ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Program's future results of operations and financial position.

            In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Program). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Program's depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Program's financial condition or results of operations.


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



2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2001, 2000, and 1999, such expenses totaled $57,707, $56,288, and $99,101, respectively, of which $36,960, $36,960, and $74,460, respectively, were paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 2001, 2000, and 1999:

            Purchaser                  2001      2000       1999
            ---------                  -----     -----      -----

            El Paso Energy
              Marketing Company        87.3%     96.4%      95.6%


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


      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2001 and 2000 were as follows:


                                                   December 31,
                                          -------------------------------
                                              2001              2000
                                          -------------     -------------

      Proved properties                    $52,543,505       $52,533,536

      Less accumulated depreciation,
        depletion, amortization, and
        valuation allowance               ( 52,480,500)     ( 52,457,240)
                                            ----------        ----------

      Net oil and gas properties           $    63,005       $    76,296
                                            ==========        ==========


      Costs Incurred

            The Program incurred no oil and gas exploration costs during 2001, 2000, and 1999. During 2001, 2000, and 1999 the Program incurred oil and gas property acquisition (purchase of reserves) and development costs as follows:

                                                  December 31,
                                          -----------------------------
                                            2001      2000       1999
                                          --------  --------   --------

      Acquisition costs, net of
        accrued liability                 $    -    $   -      $34,663
      Development costs                    10,192       -        1,214


      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 2001, 2000, and 1999. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.





                                           2001                     2000                    1999
                                    ---------------------   ---------------------   ---------------------
                                       Oil         Gas         Oil         Gas         Oil         Gas
                                     (Bbls)       (Mcf)      (Bbls)       (Mcf)      (Bbls)       (Mcf)
                                    --------    ---------   --------    ---------   --------    ---------
Proved reserves,
   beginning of year                   520       712,180     3,071       736,978     1,080       676,620

Revisions of previous
   estimates                            53        76,159    (  473)       99,669     2,505        88,871

Purchase of reserves                     -           -         -             -         -          53,392

Sales of reserves                        -         -        (1,815)          -         -            -

Extensions and discoveries               -         5,970       -             -         -            -

Production                           (  66)     (100,366)   (  263)     (124,467)   (  514)     ( 81,905)
                                     -----       -------     -----       -------     -----       -------

Proved reserves,
   end of year                         507       693,943       520       712,180     3,071       736,978
                                     =====       =======     =====       =======     =====       =======

Proved developed reserves:
   Beginning of year                   520       712,180     3,071       736,978     1,080       676,620
                                     -----       -------     -----       -------     -----       -------
   End of year                         507       693,943       520       712,180     3,071       736,978
                                     =====       =======     =====       =======     =====       =======


            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2001 using oil and gas prices of $16.42 per barrel and $2.38 per Mcf, respectively.


6.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2001 and 2000 are as follows:

                               Dyco 1982-1 Program
                               -------------------

                                                 2001
                         ------------------------------------------------------
                           First        Second          Third         Fourth
                          Quarter       Quarter        Quarter       Quarter(2)
                         ---------     ---------      ---------      ---------

Total Revenues           $136,920      $ 79,330       $ 65,584       $ 71,165
Gross Profit (1)          115,257        61,807         41,451         35,136
Net Income (Loss)          88,365        43,350         15,348         25,621
Limited Partners'
   Net Income (Loss)
   Per Unit                  8.75          4.29           1.52           2.54

                                                 2000
                         ------------------------------------------------------
                           First        Second          Third         Fourth
                          Quarter       Quarter        Quarter        Quarter
                         ---------     ---------      ---------      ---------

Total Revenues           $51,949        $91,717        $91,888       $157,464
Gross Profit (1)          36,768         76,236         74,664        114,670
Net Income                13,015         63,290         55,928        106,528
Limited Partners'
   Net Income
   Per Unit                 1.29           6.26           5.54          10.55


-------------------

(1)  Total revenues less oil and gas production expenses.
(2) Gross profit as a percentage of total revenues decreased for the fourth quarter due to a positive prior period lease operating expense adjustment on one well.

                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1982-2 Limited Partnership, a Minnesota limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.












                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 21, 2002

                           DYCO OIL AND GAS PROGRAM
                          1982-2 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2001 and 2000

                                    ASSETS
                                    ------
                                                     2001           2000
                                                   --------       --------
CURRENT ASSETS:
   Cash and cash equivalents                       $128,718       $ 75,640
   Accrued oil and gas sales                         35,837         93,620
   Accounts receivable -
      General Partner (Note 2)                       57,685           -
                                                    -------        -------
      Total current assets                         $222,240       $169,260

NET OIL AND GAS PROPERTIES,
   utilizing the full cost method                    93,750        124,629

DEFERRED CHARGE                                      17,771         17,988
                                                    -------        -------

                                                   $333,761       $311,877
                                                    =======        =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                $  4,847       $  5,281
   Gas imbalance payable                             18,042           -
                                                    -------        -------
      Total current liabilities                    $ 22,889       $  5,281

ACCRUED LIABILITY                                  $ 92,438       $ 97,327

PARTNERS' CAPITAL:
   General Partner, 80 general
      partner units                                $  2,184       $  2,092
   Limited Partners, issued and
     outstanding, 8,000 Units                       216,250        207,177
                                                    -------        -------
      Total Partners' Capital                      $218,434       $209,269
                                                    -------        -------
                                                   $333,761       $311,877
                                                    =======        =======




                     The accompanying notes are an integral
                       part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1982-2 LIMITED PARTNERSHIP
                            Statements of Operations
              For the Years Ended December 31, 2001, 2000, and 1999


                                         2001           2000           1999
                                       --------       --------       --------

REVENUES:
   Oil and gas sales                   $507,315       $627,107       $333,514
   Interest                               5,933          8,710          5,475
                                        -------        -------        -------

                                       $513,248       $635,817       $338,989

COSTS AND EXPENSES:
   Lease operating                     $ 87,023       $ 46,324       $ 88,791
   Production taxes                      36,965         42,074         23,884
   Depreciation, depletion, and
      amortization of oil and
      gas properties                     30,202         10,009         27,356
   General and administrative            67,093         65,404         78,343
                                        -------        -------        -------

                                       $221,283       $163,811       $218,374
                                        -------        -------        -------
NET INCOME                             $291,965       $472,006       $120,615
                                        =======        =======        =======

GENERAL PARTNER (1%) -
   NET INCOME                          $  2,920       $  4,720       $  1,206
                                        =======        =======        =======

LIMITED PARTNERS (99%) -
   NET INCOME                          $289,045       $467,286       $119,409
                                        =======        =======        =======

NET INCOME per Unit                    $  36.13       $  58.42       $  14.93
                                        =======        =======        =======

UNITS OUTSTANDING                         8,080          8,080          8,080
                                        =======        =======        =======





                     The accompanying notes are an integral
                       part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1982-2 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
              For the Years Ended December 31, 2001, 2000, and 1999


                                    General         Limited
                                    Partner        Partners         Total
                                   --------       ----------     ----------

Balances at Dec. 31, 1998           $2,226         $220,422       $222,648
   Cash distributions              ( 1,616)       ( 159,984)     ( 161,600)
   Net income                        1,206          119,409        120,615
                                     -----          -------        -------

Balances at Dec. 31, 1999           $1,816         $179,847       $181,663
   Cash distributions              ( 4,444)       ( 439,956)     ( 444,400)
   Net income                        4,720          467,286        472,006
                                     -----          -------        -------

Balances at Dec. 31, 2000           $2,092         $207,177       $209,269
   Cash distributions              ( 2,828)       ( 279,972)     ( 282,800)
   Net income                        2,920          289,045        291,965
                                     -----          -------        -------

Balances at Dec. 31, 2001           $2,184         $216,250       $218,434
                                     =====          =======        =======


                     The accompanying notes are an integral
                       part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1982-2 LIMITED PARTNERSHIP
                            Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000, and 1999

                                                 2001        2000        1999
                                              ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $291,965    $472,006    $120,615
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Depreciation, depletion, and amorti-
        zation of oil and gas properties         30,202      10,009      27,356
      (Increase) decrease in accrued oil
        and gas sales                            57,783   (  28,090)  (   2,534)
      (Increase) in accounts receivable -
        General Partner                       (  57,685)       -           -
      (Increase) decrease in deferred charge        217      15,085   (  11,327)
      Increase (decrease) in accounts
        payable                               (     434)  (   4,929)      5,430
      Increase (decrease) in gas
        imbalance payable                        18,042   (     242)  (   1,433)
      Increase (decrease) in accrued
        liability                             (   4,889)  (  33,284)     23,941
                                                -------     -------     -------
   Net cash provided by operating
      activities                               $335,201    $430,555    $162,048
                                                -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                           $    677    $  1,770    $  3,289
   Additions to oil and gas properties             -      (  14,527)  (  12,189)
                                                -------     -------     -------
   Net cash provided (used) by investing
      activities                               $    677   ($ 12,757)  ($  8,900)
                                                -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($282,800)  ($444,400)  ($161,600)
                                                -------     -------     -------
   Net cash used by financing
      activities                              ($282,800)  ($444,400)  ($161,600)
                                                -------     -------     -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $ 53,078   ($ 26,602)  ($  8,452)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                     75,640     102,242     110,694
                                                -------     -------     -------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                      $128,718    $ 75,640    $102,242
                                                =======     =======     =======

                     The accompanying notes are an integral
                       part of these financial statements.

              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 2001, 2000, and 1999


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1982-2 Limited Partnership (the "Program "), a Minnesota limited partnership, commenced operations on March 1, 1983. Dyco Petroleum Corporation ("Dyco") is the general partner of the Program. Affiliates of Dyco owned 3,972 (49.7%) of the Program's Units at December 31, 2001.

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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2001, 2000 and 1999 were $0.25, $0.06, and $0.17, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 2001 and 2000 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average production costs per Mcf during the period the underproduction occurred. At December 31, 2001, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 50,919 Mcf, resulting in prepaid lease operating expenses of $17,771. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 51,542 Mcf, resulting in prepaid lease operating expenses of $17,988.


      Accrued Liability

            The Accrued Liability at December 31, 2001 and 2000 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average production costs per Mcf during the period the overproduced occurred. At December 31, 2001, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 264,864 Mcf, resulting in future lease operating expenses of $92,438. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 278,875 Mcf, resulting in accrued lease operating expenses of $97,327.

      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 2001, total sales exceeded the Program's share of estimated total gas reserves on one well by $18,042 (12,028 Mcf). This amount was recorded as a gas imbalance payable at December 31, 2001 in accordance with the sales method. At December 31, 2000, no such liability was recorded.


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


      New Accounting Pronouncements

            Below is a brief description of a Financial Accounting Standard ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Program's future results of operations and financial position.

            In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Program). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Program's depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Program's financial condition or results of operations.


      Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2001, 2000, and 1999, such expenses totaled $67,093, $65,404, and $78,343, respectively, of which $48,624, $48,624, and $58,440, respectively, were paid each year to Dyco and its affiliates.

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


      Accounts Receivable - General Partner

            The Accounts Receivable - General Partner at December 31, 2001 represents accrued proceeds from a related party for a gas balancing adjustment. Such amount was received in the first quarter of 2002.

3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 2001, 2000, and 1999:


            Purchaser                                2001     2000     1999
            ---------                                -----    ------   -----

            El Paso Energy Marketing Company         99.6%    98.8%    99.6%

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


      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2001 and 2000 were as follows:


                                                  December 31,
                                          -------------------------------
                                              2001              2000
                                          -------------     -------------

      Proved properties                    $38,322,260       $38,322,937

      Less accumulated depreciation,
         depletion, amortization,
         and valuation allowance          ( 38,228,510)     ( 38,198,308)
                                            ----------        ----------

      Net oil and gas properties           $    93,750       $   124,629
                                            ==========        ==========

      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 2001, 2000, and 1999. Costs incurred by the Program in connection with its oil and gas property development activities during 2001, 2000, and 1999 were as follows:


                                                        December 31,
                                                 --------------------------
                                                  2001       2000     1999
                                                 ------     ------   ------

            Development costs                   $   -      $14,527   $12,189



      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 2001, 2000, and 1999. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.




                                            2001                          2000                          1999
                                    ---------------------         ---------------------         --------------------
                                      Oil           Gas             Oil           Gas             Oil          Gas
                                    (Bbls)         (Mcf)          (Bbls)         (Mcf)          (Bbls)        (Mcf)
                                    ------      -----------       -------     -----------       -------    -----------

Proved reserves,
   beginning of year                  540        1,066,882          322          962,934          544       1,047,972

Revisions of previous
   estimates                        (  33)      (   98,421)         296          283,229         (184)         78,081

Production                          (  36)      (  119,977)        ( 78)      (  179,281)        ( 38)     (  163,119)
                                      ---        ---------          ---        ---------          ---       ---------

Proved reserves,
   end of year                        471          848,484          540        1,066,882          322         962,934
                                      ===        =========          ===        =========          ===       =========

Proved developed reserves:
   Beginning of year                  540        1,066,882          322          962,934          544       1,047,972
                                      ---        ---------          ---        ---------          ---       ---------
   End of year                        471          848,484          540        1,066,882          322         962,934
                                      ===        =========          ===        =========          ===       =========


            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2001 using oil and gas prices of $16.04 per barrel and $2.34 per Mcf, respectively.


5.   QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2001 and 2000 are as follows:

                               Dyco 1982-2 Program
                               -------------------


                                                 2001
                        -------------------------------------------------------
                          First          Second          Third         Fourth
                         Quarter         Quarter        Quarter       Quarter(2)
                        ---------       ---------      ---------      ---------

Total Revenues          $222,203        $165,242       $101,393       $ 24,410
Gross Profit (1)         192,746         141,173         54,856            485
Net Income (Loss)        162,669         116,593         23,334     (  10,631)
Limited Partners'
   Net Income (Loss)
   Per Unit                20.13           14.43           2.89     (    1.32)

                                                2000
                        -------------------------------------------------------
                          First          Second          Third         Fourth
                         Quarter         Quarter        Quarter        Quarter
                        ---------       ---------      ---------      ---------

Total Revenues          $110,821        $142,679       $199,676       $182,641
Gross Profit (1)          86,192         112,554        173,361        175,312
Net Income                57,231          96,061        148,858        169,856
Limited Partners'
   Net Income
   Per Unit                 7.08           11.89          18.42          21.03

-------------------
(1)  Total revenues less oil and gas production expenses.
(2) Gross profit as a percentage of total revenues decreased for the fourth quarter due to (i) a decrease in volumes of gas sold and (ii) workover expenses incurred on two wells.

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

            NAME              AGE             POSITION WITH DYCO
      ----------------        ---      --------------------------------
      Dennis R. Neill          50      President and Director

      Craig D. Loseke          33      Chief Financial Officer

      Judy K. Fox              51      Secretary

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

     Craig D. Loseke joined Samson in 1990 and was named Chief Financial Officer of Dyco on November 15, 2001. He received a Bachelor of Science in Accounting and a Master of Business Administration from the University of Tulsa. He is a Certified Public Accountant and Certified Management Accountant. Mr. Loseke also serves as Vice President of Financial and Operational Reporting of Samson Investment Company.

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Programs and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 2001 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 2001:

             Compensation/Reimbursement to Dyco and its affiliates
                      Three Years Ended December 31, 2001


Type of Compensation/Reimbursement(1)                    Expense
-------------------------------------           -------------------------
                                                 2001       2000      1999
                                                -------    -------  -------
1982-1 Program
--------------

  Compensation:
     Operations                                   (2)        (2)        (2)

  Reimbursements:
     General and Administrative,
        Geological, and Engineering
        Expenses and Direct Expenses(3)         $36,960    $36,960   $74,460

1982-2 Program
--------------

  Compensation:
     Operations                                   (2)        (2)        (2)

  Reimbursements:
     General and Administrative,
        Geological, and Engineering
        Expenses and Direct Expenses(3)         $48,624    $48,624   $58,440

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


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Programs' operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and affiliates. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 2001:




                                           1982-1 Program
                                           --------------
                                        Salary Reimbursement
                                 Three Years Ended December 31, 2001

                                                                          Long Term Compensation
                                                                    -----------------------------------
                                      Annual Compensation                   Awards              Payouts
                                -------------------------------     ------------------------    -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary       Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)         ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------     -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)            1999      -           -           -           -              -            -           -
                        2000      -           -           -           -              -            -           -
                        2001      -           -           -           -              -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1999    $45,480       -           -           -              -            -           -
                        2000    $21,936       -           -           -              -            -           -
                        2001    $20,520       -           -           -              -            -           -

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






                                                     1982-2 Program
                                                     --------------
                                                  Salary Reimbursement
                                           Three Years Ended December 31, 2001

                                                                              Long Term Compensation
                                                                       -----------------------------------
                                         Annual Compensation                   Awards              Payouts
                                   -------------------------------     -----------------------     -------
                                                                                       Securi-
                                                            Other                       ties                     All
     Name                                                   Annual     Restricted      Under-                   Other
      and                                                  Compen-       Stock         lying        LTIP       Compen-
   Principal                       Salary       Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year       ($)         ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----     -------     -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)              1999       -           -           -           -              -            -           -
                          2000       -           -           -           -              -            -           -
                          2001       -           -           -           -              -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)             1999     $35,695       -           -           -              -            -           -
                          2000     $28,858       -           -           -              -            -           -
                          2001     $26,996       -           -           -              -            -           -
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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Programs' Units as of March 1, 2002 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                         Number of Units
                                                          Beneficially
                                                         Owned (Percent
              Beneficial Owner                           of Outstanding)
      ---------------------------------                 -----------------

      1982-1 Program:
      --------------

        Samson Resources Company                          5,290     (52.9%)

        All directors, officers, and
           affiliates of Dyco as a group
           and Dyco (5 persons)                           5,290     (52.9%)

      1982-2 Program:
      --------------

        Samson Resources Company                          3,974     (49.7%)

        All directors, officers, and
           affiliates of Dyco as a group
           and Dyco (5 persons)                           3,974     (49.7%)


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

      Samson Resources Company, an affiliate of Dyco, currently owns approximately 52% and 50%, respectively, of the 1982-1 and 1982-2 Programs' outstanding Units as of March 1, 2002. The Program Agreement permits Resources to independently vote its Units. Resources' majority Unit ownership will therefore likely determine the outcome of any matter submitted for a vote of the Limited Partners of the Programs.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Financial Statements, Financial Statement Schedules, and Exhibits.

            (1) Financial Statements: The following financial statements for the Programs as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999 are filed as part of this report:

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


                  ------------------
                  *  Filed herewith.


      (b)   Reports on Form 8-K filed during the fourth quarter of 2001:

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

                                    DYCO OIL AND GAS PROGRAM 1982-1
                                    LIMITED PARTNERSHIP

                                    By:   DYCO PETROLEUM CORPORATION
                                          General Partner

                                          March 25, 2002


                                    By:   //s//Dennis R. Neill
                                          ------------------------------
                                          Dennis R. Neill
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   /s/ Dennis R. Neill        President and              March 25, 2002
      -------------------        Director (Principal
          Dennis R. Neill        Executive Officer)

      /s/ Craig D. Loseke        Chief Financial            March 25, 2002
      -------------------        Officer (Principal
          Craig D. Loseke        Financial and
                                 Accounting Officer)

      /s/ Judy K. Fox            Secretary                  March 25, 2002
      -------------------
          Judy K. Fox

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

                                    DYCO OIL AND GAS PROGRAM 1982-2
                                    LIMITED PARTNERSHIP

                                    By:   DYCO PETROLEUM CORPORATION
                                          General Partner

                                          March 25, 2002


                                    By:   //s//Dennis R. Neill
                                          ------------------------------
                                          Dennis R. Neill
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s//Dennis R. Neill       President and              March 25, 2002
      -------------------        Director (Principal
          Dennis R. Neill        Executive Officer)

      //s//Craig D. Loseke       Chief Financial            March 25, 2002
      -------------------        Officer (Principal
          Craig D. Loseke        Financial and
                                 Accounting Officer)

      //s//Judy K. Fox           Secretary                  March 25, 2002
      -------------------
          Judy K. Fox

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