Form 10-Q
period 2002-03-31
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 2002-05-07
CIK 718943, 718944

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  March 31, 2002                             0-12261 (1982-1)
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
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2002             2001
                                                ---------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $119,124         $109,982
   Accrued oil and gas sales                       21,124           24,679
                                                 --------         --------
      Total current assets                       $140,248         $134,661

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            61,039           63,005

DEFERRED CHARGE                                    21,544           21,544
                                                 --------         --------
                                                 $222,831         $219,210
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $ 10,282         $  7,290
                                                 --------         --------
      Total current liabilities                  $ 10,282         $  7,290

ACCRUED LIABILITY                                $ 13,516         $ 13,516

PARTNERS' CAPITAL:
   General Partner, 100 general
      partner units                              $  1,990         $  1,984
   Limited Partners, issued and
      outstanding, 10,000 Units                   197,043          196,420
                                                 --------         --------
      Total Partners' capital                    $199,033         $198,404
                                                 --------         --------
                                                 $222,831         $219,210
                                                 ========         ========







                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                --------          --------

REVENUES:
   Oil and gas sales                             $39,917          $135,716
   Interest                                          448             1,204
                                                 -------          --------
                                                 $40,365          $136,920

COSTS AND EXPENSES:
   Oil and gas production                        $18,729          $ 21,663
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   2,228             4,701
   General and administrative
      (Note 2)                                    18,779            22,191
                                                 -------          --------
                                                 $39,736          $ 48,555
                                                 -------          --------

NET INCOME                                       $   629          $ 88,365
                                                 =======          ========
GENERAL PARTNER (1%) - net income                $     6          $    884
                                                 =======          ========
LIMITED PARTNERS (99%) - net income              $   623          $ 87,481
                                                 =======          ========
NET INCOME PER UNIT                              $   .06          $   8.75
                                                 =======          ========
UNITS OUTSTANDING                                 10,100            10,100
                                                 =======          ========




                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                    2002            2001
                                                 ----------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $    629        $ 88,365
   Adjustments to reconcile net income
      to net cash provided by operating
       activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   2,228           4,701
      (Increase) decrease in accrued
        oil and gas sales                            3,555       (   7,404)
      Increase in accounts payable                   2,992             314
                                                  --------        --------
   Net cash provided by operating
      activities                                  $  9,404        $ 85,976
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                          $      -        $    511
   Additions to oil and gas
      properties                                 (     262)      (     895)
                                                  --------        --------
   Net cash used by investing activities         ($    262)      ($    384)
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                  $      -        $      -
                                                  --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $  9,142        $ 85,592

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             109,982          68,441
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $119,124        $154,033
                                                  ========        ========







                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2002             2001
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $206,195         $128,718
   Accrued oil and gas sales                       31,722           35,837
   Accounts receivable - General
      Partner (Note 2)                                  -           57,685
                                                 --------         --------
      Total current assets                       $237,917         $222,240

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            90,950           93,750

DEFERRED CHARGE                                    17,771           17,771
                                                 --------         --------
                                                 $346,638         $333,761
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $ 10,740         $  4,847
   Gas imbalance payable                           18,042           18,042
                                                 --------         --------
      Total current liabilities                  $ 28,782         $ 22,889

ACCRUED LIABILITY                                $ 92,438         $ 92,438

PARTNERS' CAPITAL:
   General Partner, 80 general
      partner units                              $  2,254         $  2,184
   Limited Partners, issued and
      outstanding, 8,000 Units                    223,164          216,250
                                                 --------         --------
      Total Partners' capital                    $225,418         $218,434
                                                 --------         --------
                                                 $346,638         $333,761
                                                 ========         ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                --------         --------

REVENUES:
   Oil and gas sales                            $53,775          $220,621
   Interest                                         552             1,582
                                                -------          --------
                                                $54,327          $222,203

COSTS AND EXPENSES:
   Oil and gas production                       $23,217          $ 29,457
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  2,800             6,065
   General and administrative
      (Note 2)                                   21,326            24,012
                                                -------          --------
                                                $47,343          $ 59,534
                                                -------          --------

NET INCOME                                      $ 6,984          $162,669
                                                =======          ========
GENERAL PARTNER (1%) - net income               $    70          $  1,627
                                                =======          ========
LIMITED PARTNERS (99%) - net income             $ 6,914          $161,042
                                                =======          ========
NET INCOME PER UNIT                             $   .86          $  20.13
                                                =======          ========
UNITS OUTSTANDING                                 8,080             8,080
                                                =======          ========






                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                    2002            2001
                                                  ---------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $  6,984        $162,669
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   2,800           6,065
      (Increase) decrease in accrued oil
        and gas sales                                4,115       (  20,451)
      Decrease in accounts receivable -
        General Partner                             57,685               -
      Increase (decrease) in accounts
        payable                                      5,893       (     793)
                                                  --------        --------
   Net cash provided by operating
      activities                                  $ 77,477        $147,490
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                              $      -        $    631
                                                  --------        --------
   Net cash provided by investing
      activities                                  $      -        $    631
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                  $      -        $      -
                                                  --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $ 77,477        $148,121

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             128,718          75,640
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $206,195        $223,761
                                                  ========        ========





                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2002, statements of operations for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2002, results of operations for the three months ended March 31, 2002 and 2001, and changes in cash flows for the three months ended March 31, 2002 and 2001 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2002 and 2001, the 1982-1 Program incurred such expenses totaling $18,779 and $22,191, respectively, of which $9,240 was paid each period to Dyco and its affiliates. During the three months ended March 31, 2002 and 2001, the 1982-2 Program incurred such expenses totaling $21,326 and $24,012, respectively, of which $12,156 was paid each period to Dyco and its affiliates.

      Affiliates of the Program operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

      The 1982-2 Program's Accounts Receivable - General Partner at December 31, 2001 represents accrued proceeds from a related party for a gas balancing adjustment. Such amount was received in the first quarter of 2002.

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

      Historically, oil and gas prices have been volatile and are likely to continue to be volatile. As a result, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. However, prices for both oil and gas soon declined and were relatively lower in late 2001 and early 2002 as a result of the declining economy and relatively mild winter weather. Recently, prices of oil and gas have improved, to some extent due to unrest in the Middle East. It is not possible to accurately predict future trends.

      1982-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2002             2001
                                                  -------          --------
      Oil and gas sales                           $39,917          $135,716
      Oil and gas production expenses             $18,729          $ 21,663
      Barrels produced                                 14                16
      Mcf produced                                 20,078            20,147
      Average price/Bbl                           $ 21.29          $  28.94
      Average price/Mcf                           $  1.97          $   6.71

      As shown in the table above, total oil and gas sales decreased $95,799 (70.6%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $95,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 2 barrels and 69 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Average oil and gas prices decreased to $21.29 per barrel and $1.97 per Mcf, respectively, for the three months ended March 31, 2002 from $28.94 per barrel and $6.71 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,934 (13.5%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales, which decrease was partially offset by compression expenses incurred on one well during the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses increased to 46.9% for the three months ended March 31, 2002 from 16.0% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,473 (52.6%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to the decreases in the average prices of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 5.6% for the three months ended March 31, 2002 from 3.5% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $3,412 (15.4%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to decreases in (i) printing and postage expenses, (ii) professional fees, and (iii) reserve study fees. As a percentage of oil and gas sales, these expenses increased to 47.0% for the three months ended March 31, 2002 from 16.4% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      1982-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   2002             2001
                                                  -------         --------
      Oil and gas sales                           $53,775         $220,621
      Oil and gas production expenses             $23,217         $ 29,457
      Barrels produced                                  7                -
      Mcf produced                                 24,192           32,885
      Average price/Bbl                           $ 18.00         $      -
      Average price/Mcf                           $  2.22         $   6.71

      As shown in the table above, total oil and gas sales decreased $166,846 (75.6%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately (i) $109,000 was related to a decrease in the average price of gas sold and (ii) $58,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 7 barrels, while volumes of gas sold decreased 8,693 Mcf for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in volumes of gas sold was primarily due to normal declines in production. The average oil price was $18.00 per barrel for the three months ended March 31, 2002. Average gas prices decreased to $2.22 per Mcf for the three months ended March 31, 2002 from $6.71 per Mcf for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,240 (21.2%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales, which decrease was partially offset by repair and maintenance expenses incurred on one well during the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses increased to 43.2% for the three months ended March 31, 2002 from 13.4% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,265 (53.8%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to the decrease in the average price of gas sold. As a percentage of oil and gas sales, this expense increased to 5.2% for the three months ended March 31, 2002 from 2.7% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in the average price of gas sold.

      General and administrative expenses decreased $2,686 (11.2%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to decreases in (i) printing and postage expenses, (ii) professional fees, and (iii) reserves studies. As a percentage of oil and gas sales, these expenses increased to 39.7% for the three months ended March 31, 2002 from 10.9% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

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


                                    DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                                    PARTNERSHIP
                                    DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                                    PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 2002                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 2002                  By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer