Form 10-Q
period 2002-06-30
DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
filed 2002-08-05
CIK 718943, 718944

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                          Commission File Number
   June 30, 2002                                   0-12261 (1982-1)
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
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2002             2001
                                                ---------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $131,075         $109,982
   Accrued oil and gas sales                       30,983           24,679
                                                 --------         --------
      Total current assets                       $162,058         $134,661

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            56,957           63,005

DEFERRED CHARGE                                    21,544           21,544
                                                 --------         --------
                                                 $240,559         $219,210
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $ 10,398         $  7,290
                                                 --------         --------
      Total current liabilities                  $ 10,398         $  7,290

ACCRUED LIABILITY                                $ 13,516         $ 13,516

PARTNERS' CAPITAL:
   General Partner, 100 general
      partner units                              $  2,166         $  1,984
   Limited Partners, issued and
      outstanding, 10,000 Units                   214,479          196,420
                                                 --------         --------
      Total Partners' capital                    $216,645         $198,404
                                                 --------         --------
                                                 $240,559         $219,210
                                                 ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                --------          -------

REVENUES:
   Oil and gas sales                             $48,271          $77,642
   Interest                                          454            1,688
                                                 -------          -------
                                                 $48,725          $79,330

COSTS AND EXPENSES:
   Oil and gas production                        $16,895          $17,523
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   2,604            7,071
   General and administrative
      (Note 2)                                    11,614           11,386
                                                 -------          -------
                                                 $31,113          $35,980
                                                 -------          -------

NET INCOME                                       $17,612          $43,350
                                                 =======          =======
GENERAL PARTNER (1%) - net income                $   176          $   433
                                                 =======          =======
LIMITED PARTNERS (99%) - net income              $17,436          $42,917
                                                 =======          =======
NET INCOME PER UNIT                              $  1.75          $  4.29
                                                 =======          =======
UNITS OUTSTANDING                                 10,100           10,100
                                                 =======          =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                --------          --------

REVENUES:
   Oil and gas sales                             $88,188          $213,358
   Interest                                          902             2,892
                                                 -------          --------
                                                 $89,090          $216,250

COSTS AND EXPENSES:
   Oil and gas production                        $35,624          $ 39,186
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   4,832            11,772
   General and administrative
      (Note 2)                                    30,393            33,577
                                                 -------          --------
                                                 $70,849          $ 84,535
                                                 -------          --------

NET INCOME                                       $18,241          $131,715
                                                 =======          ========
GENERAL PARTNER (1%) - net income                $   182          $  1,317
                                                 =======          ========
LIMITED PARTNERS (99%) - net income              $18,059          $130,398
                                                 =======          ========
NET INCOME PER UNIT                              $  1.81          $  13.04
                                                 =======          ========
UNITS OUTSTANDING                                 10,100            10,100
                                                 =======          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                    2002            2001
                                                 ----------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $ 18,241        $131,715
   Adjustments to reconcile net income
      to net cash provided by operating
       activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   4,832          11,772
      (Increase) decrease in accrued
        oil and gas sales                        (   6,304)         13,595
      Increase in accounts payable                   3,108             464
                                                  --------        --------
   Net cash provided by operating
      activities                                  $ 19,877        $157,546
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                          $  1,477        $    201
   Additions to oil and gas
      properties                                 (     261)      (   1,241)
                                                  --------        --------
   Net cash provided (used) by investing
      activities                                  $  1,216       ($  1,040)
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             $      -       ($202,000)
                                                  --------        --------
   Net cash used by financing activities          $      -       ($202,000)
                                                  --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               $ 21,093       ($ 45,494)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             109,982          68,441
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $131,075        $ 22,947
                                                  ========        ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2002             2001
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 73,261         $128,718
   Accrued oil and gas sales                       46,966           35,837
   Accounts receivable - General
      Partner (Note 2)                                  -           57,685
                                                 --------         --------
      Total current assets                       $120,227         $222,240

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            88,317           93,750

DEFERRED CHARGE                                    17,771           17,771
                                                 --------         --------
                                                 $226,315         $333,761
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $ 12,826         $  4,847
   Gas imbalance payable                           18,042           18,042
                                                 --------         --------
      Total current liabilities                  $ 30,868         $ 22,889

ACCRUED LIABILITY                                $ 92,438         $ 92,438

PARTNERS' CAPITAL:
   General Partner, 80 general
      partner units                              $  1,030         $  2,184
   Limited Partners, issued and
      outstanding, 8,000 Units                    101,979          216,250
                                                 --------         --------
      Total Partners' capital                    $103,009         $218,434
                                                 --------         --------
                                                 $226,315         $333,761
                                                 ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                --------         --------

REVENUES:
   Oil and gas sales                            $79,783          $162,614
   Interest                                         764             2,628
                                                -------          --------
                                                $80,547          $165,242

COSTS AND EXPENSES:
   Oil and gas production                       $23,415          $ 24,069
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  3,883            10,541
   General and administrative
      (Note 2)                                   14,058            14,039
                                                -------          --------
                                                $41,356          $ 48,649
                                                -------          --------

NET INCOME                                      $39,191          $116,593
                                                =======          ========
GENERAL PARTNER (1%) - net income               $   392          $  1,166
                                                =======          ========
LIMITED PARTNERS (99%) - net income             $38,799          $115,427
                                                =======          ========
NET INCOME PER UNIT                             $  4.85          $  14.43
                                                =======          ========
UNITS OUTSTANDING                                 8,080             8,080
                                                =======          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                --------         --------

REVENUES:
   Oil and gas sales                            $133,558         $383,235
   Interest                                        1,316            4,210
                                                --------         --------
                                                $134,874         $387,445

COSTS AND EXPENSES:
   Oil and gas production                       $ 46,632         $ 53,526
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   6,683           16,606
   General and administrative
      (Note 2)                                    35,384           38,051
                                                --------         --------
                                                $ 88,699         $108,183
                                                --------         --------

NET INCOME                                      $ 46,175         $279,262
                                                ========         ========
GENERAL PARTNER (1%) - net income               $    462         $  2,793
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $ 45,713         $276,469
                                                ========         ========
NET INCOME PER UNIT                             $   5.71         $  34.56
                                                ========         ========
UNITS OUTSTANDING                                  8,080            8,080
                                                ========         ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                    2002            2001
                                                  ---------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $ 46,175        $279,262
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   6,683          16,606
      (Increase) decrease in accrued oil
        and gas sales                            (  11,129)          3,478
      Decrease in accounts receivable -
        General Partner                             57,685               -
      Increase (decrease) in accounts
        payable                                      7,979       (   1,034)
                                                  --------        --------
   Net cash provided by operating
      activities                                  $107,393        $298,312
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                              $      -        $    677
   Additions to oil and gas properties           (   1,250)              -
                                                  --------        --------
   Net cash provided (used) by investing
      activities                                 ($  1,250)       $    677
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($161,600)      ($282,800)
                                                  --------        --------
   Net cash used by financing
      activities                                 ($161,600)      ($282,800)
                                                  --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              ($ 55,457)       $ 16,189

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             128,718          75,640
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $ 73,261        $ 91,829
                                                  ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2002, statements of operations for the three and six months ended June 30, 2002 and 2001, and statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2002, results of operations for the three and six months ended June 30, 2002 and 2001, and changes in cash flows for the six months ended June 30, 2002 and 2001 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2002 and 2001, the 1982-1 Program incurred such expenses totaling $11,614 and $11,386, respectively, of which $9,240 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2002 and 2001, the 1982-1 Program incurred such expenses totaling $30,393 and $33,577, respectively, of which $18,480 was paid each period to Dyco and its affiliates. During the three months ended June 30, 2002 and 2001, the 1982-2 Program incurred such expenses totaling $14,058 and $14,039, respectively, of which $12,156 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2002 and 2001, the 1982-2 Program incurred such expenses totaling $35,384 and $38,051, respectively, of which $24,312 was paid each period to Dyco and its affiliates.

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


3.    TERMINATION
      -----------

      On July 31, 2002, Dyco mailed notice letters (the "Notices") to the limited partners of its election to terminate the

      Programs effective October 31, 2002 pursuant to the terms of the Partnership Agreements governing the Programs (the "Agreements") and the Minnesota Revised Limited Partnership Act (the "Act").

      As provided in the Agreements and under the Act, the Notices will cause dissolution of the Programs ninety (90) days from July 31, 2002, PROVIDED, HOWEVER, that the limited partners of the Programs may elect to reconstitute the Programs with new general partners as further described below. Due to this uncertainty these financial statements have been prepared on a going concern basis rather than a liquidation basis. It is expected that Dyco as general partner will file a certificate dissolving the partnerships with the Minnesota Secretary of State on or about October 31, 2002 and, immediately thereafter, deregister the Programs with the Securities & Exchange Commission ("SEC").

      Upon dissolution, Dyco and its affiliates may, pursuant to the Agreements, withdraw their limited partner interests in any or all of the Programs' properties by taking their share of the Programs' properties in-kind. Dyco and its affiliates intend to avail themselves of this provision upon dissolution.

      As part of the dissolution process, Dyco will actively negotiate for the sale of the producing properties attributable to the remaining limited partners' interests. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that Dyco or its affiliates may participate in any public auction of the remaining properties and may be the successful high bidder on some or all of the properties.

      Following the sale of the remaining properties and the calculation of other assets and liabilities of the Programs, any net cash will be paid as a final liquidating distribution to all of the remaining partners in the Programs. It is expected that any such distribution will be made no later than December 31, 2002.

      As provided by the Act and the Agreements, a majority in interest of the limited partners may vote to reconstitute the Programs and continue its activities as a partnership with newly appointed general partners. Such a proposal will be presented to the limited partners upon the written request of limited partners representing at least ten (10%) percent of the Program's total units. Consideration of such a proposal would require that a proxy statement be filed with the SEC. Dyco and its affiliates own approximately 53% and 49%, respectively, of the units in the 1982-1 Program and 1982-2 Program. It is expected that they would vote "no" on any vote to reconstitute the Programs.

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


TERMINATION
-----------

      On July 31, 2002 Dyco notified the limited partners of its election to terminate the Programs effective October 31, 2002. See Item 5 - Other Information for more information regarding termination of the Programs. However, as described in Item 5 there is a possibility that the Programs will be reconstituted. Due to this uncertainty the financial statements and management's discussion and analysis contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis rather than a liquidation basis. In the event the Programs are terminated as expected, then all statements in this Quarterly Report regarding future income, expenses, or other items will not be applicable.

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

      1982-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2002             2001
                                                  -------          -------
      Oil and gas sales                           $48,271          $77,642
      Oil and gas production expenses             $16,895          $17,523
      Barrels produced                                  -               25
      Mcf produced                                 15,758           18,170
      Average price/Bbl                           $     -          $ 26.36
      Average price/Mcf                           $  3.06          $  4.24

      As shown in the table above, total oil and gas sales decreased $29,371 (37.8%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $18,000 was related to a decrease in the average price of gas sold and (ii) $10,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 25 barrels and 2,412 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to
      (i) the shutting-in of one well during the three months ended June 30, 2002 in order to perform a workover and (ii) normal declines in production. The average oil price was $26.36 per barrel for the three months ended June 30, 2001.

      Average gas prices decreased to $3.06 per Mcf for the three months ended June 30, 2002 from $4.24 per Mcf for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating and production taxes) decreased $628 (3.6%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales, which decrease was partially offset by an increase in compression expenses incurred on one well during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 35.0% for the three months ended June 30, 2002 from 22.6% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,467 (63.2%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to the decrease in the average price of gas sold. As a percentage of oil and gas sales, this expense decreased to 5.4% for the three months ended June 30, 2002 from 9.1% for the three months ended June 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $228 (2.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 24.1% for the three months ended June 30, 2002 from 14.7% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2002             2001
                                                  -------          --------
      Oil and gas sales                           $88,188          $213,358
      Oil and gas production expenses             $35,624          $ 39,186
      Barrels produced                                 14                41
      Mcf produced                                 35,836            38,317
      Average price/Bbl                           $ 21.29          $  27.37
      Average price/Mcf                           $  2.45          $   5.54

      As shown in the table above, total oil and gas sales decreased $125,170 (58.7%) for the six months ended June 30,

      2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $111,000 was related to a decrease in the average price of gas sold and (ii) $14,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 27 barrels and 2,481 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of one well during the six months ended June 30, 2002 in order to perform repairs and maintenance and (ii) normal declines in production. Average oil and gas prices decreased to
      $21.29 per barrel and $2.45 per Mcf, respectively, for the six months ended June 30, 2002 from $27.37 per barrel and $5.54 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,562 (9.1%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by (i) an increase in compression expenses incurred on one well during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 and (ii) an increase in repair and maintenance expenses incurred on another well during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 40.4% for the six months ended June 30, 2002 from 18.4% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,940 (59.0%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to the decreases in the average prices of oil and gas sold. As a percentage of oil and gas sales, this expense remained constant at 5.5% for the six months ended June 30, 2002 and 2001.

      General and administrative expenses decreased $3,184 (9.5%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 34.5% for the six months ended June 30, 2002 from 15.7% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      1982-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   2002             2001
                                                  -------         --------
      Oil and gas sales                           $79,783         $162,614
      Oil and gas production expenses             $23,415         $ 24,069
      Barrels produced                                  9               24
      Mcf produced                                 28,427           38,941
      Average price/Bbl                           $ 25.78         $  30.08
      Average price/Mcf                           $  2.80         $   4.16

      As shown in the table above, total oil and gas sales decreased $82,831 (50.9%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $44,000 was related to a decrease in volumes of gas sold and (ii) $39,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 15 barrels and 10,514 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of one well during the three months ended June 30, 2002 in order to perform a workover and (ii) the 1982-2 Program's receipt of a reduced percentage of sales on another well during the three months ended June 30, 2002 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the 1982-2 Program. Average oil and gas prices decreased to $25.78 per barrel and $2.80 per Mcf, respectively, for the three months ended June 30, 2002 from $30.08 per barrel and $4.16 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $654 (2.7%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by (i) an increase in repair and maintenance expenses incurred on one well during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 and (ii) an increase in compression expenses incurred on another well during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 29.3% for the three months ended June 30, 2002 from 14.8% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,658 (63.2%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to the decreases in the average prices of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.9% for the three months ended June 30, 2002 from 6.5% for the three months ended June 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expense remained relatively constant for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 17.6% for the three months ended June 30, 2002 from 8.6% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2002            2001
                                                  --------        --------
      Oil and gas sales                           $133,558        $383,235
      Oil and gas production expenses             $ 46,632        $ 53,526
      Barrels produced                                  16              24
      Mcf produced                                  52,619          71,826
      Average price/Bbl                           $  22.38        $  30.08
      Average price/Mcf                           $   2.53        $   5.33

      As shown in the table above, total oil and gas sales decreased $249,677 (65.1%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $147,000 was related to a decrease in the average price of gas sold and (ii) $102,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 8 barrels and 19,207 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to (i) the 1982-2 Program's receipt of a reduced percentage of sales on one well during the six months ended June 30, 2002 due to gas balancing and (ii) the shutting-in of another well during the six months ended June 30, 2002 in order to perform a workover. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the 1982-2 Program. Average oil and gas prices decreased to $22.38 per barrel and $2.53 per Mcf, respectively, for the six months ended June 30, 2002 from $30.08 per barrel and $5.33 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,894 (12.9%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by (i) an increase in repair and maintenance expenses incurred on one well during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 and (ii) an increase in compression expenses incurred on another well during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 34.9% for the six months ended June 30, 2002 from 14.0% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,923 (59.8%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to the decreases in the average prices of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 5.0% for the six months ended June 30, 2002 from 4.3% for the six months ended June 30, 2001. This percentage increase was primarily due to decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $2,667 (7.0%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 26.5% for the six months ended June 30, 2002 from 9.9% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On July 31, 2002, Dyco mailed notice letters (the "Notices") to the limited partners of its election to terminate the Programs effective October 31, 2002 pursuant to the terms of the Partnership Agreements governing the Programs (the "Agreements") and the Minnesota Revised Limited Partnership Act (the "Act"). Copies of the Notices are attached to this Quarterly Report on Form 10-Q as Exhibits.

      As provided in the Agreements and under the Act, the Notices will cause dissolution of the Programs ninety (90) days from July 31, 2002, PROVIDED, HOWEVER, that the limited partners of the Programs may elect to reconstitute the Programs with new general partners as further described below. It is expected that Dyco as general partner will file a certificate dissolving the partnerships with the Minnesota Secretary of State on or about October 31, 2002 and, immediately thereafter, deregister the Programs with the Securities & Exchange Commission ("SEC").

      Upon dissolution, Dyco and its affiliates may, pursuant to the Agreements, withdraw their limited partner interests in any or all of the Programs' properties by taking their share of the Programs' properties in-kind. Dyco and its affiliates intend to avail themselves of this provision upon dissolution.

      As part of the dissolution process, Dyco will actively negotiate for the sale of the producing properties attributable to the remaining limited partners' interests. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that Dyco or its affiliates may participate in any public auction of the remaining properties and may be the successful high bidder on some or all of the properties.

      Following the sale of the remaining properties and the calculation of other assets and liabilities of the Programs, any net cash will be paid as a final liquidating distribution to all of the remaining partners in the Programs. It is expected that any such distribution will be made no later than December 31, 2002.

      As provided by the Act and the Agreements, a majority in interest of the limited partners may vote to reconstitute the Programs and continue its activities as a partnership with newly appointed general partners. Such a proposal will be presented to the limited partners upon the written request of limited partners representing at least ten (10%) percent of the Program's total units. Consideration of such a proposal would require that a proxy statement be filed with the SEC. As noted in the attached letter, Dyco and its affiliates own approximately 53% and 49%, respectively, of the units in the 1982-1 Program and 1982-2 Program. It is expected that they would vote "no" on any vote to reconstitute the Programs.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            20.1 Letter to the 1982-1 Program's limited partners dated July 31, 2002.

            20.2 Letter to the 1982-2 Program's limited partners dated July 31, 2002.

            99.1   Certification  pursuant to 18 U.S.C. Section 1350, as adopted
                   pursuant to   Section  906  of the Sarbanes-Oxley Act of 2002
                   for the 1982-1 Program.

            99.2   Certification pursuant to  18 U.S.C. Section 1350, as adopted
                   pursuant to  Section   906  of the Sarbanes-Oxley Act of 2002
                   for the 1982-2 Program.


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


                              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 5, 2002               By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 5, 2002               By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer